Form 10-Q
period 2021-03-31
STEPAN CO
filed 2021-05-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2021
Common Stock, $1 par value	22,516,933 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2021	2020
Net Sales	$537,740	$449,987
Cost of Sales	428,760	370,718
Gross Profit	108,980	79,269
Operating Expenses:
Selling	14,504	13,532
Administrative	22,638	18,872
Research, development and technical services	15,149	13,827
Deferred compensation (income) expense	2,694	(7,323)
	54,985	38,908
Business restructuring expenses (Note 16)	(81)	(357)
Operating Income	53,914	40,004
Other Income (Expense):
Interest, net	(1,524)	(1,230)
Other, net (Note 15)	746	(3,262)
	(778)	(4,492)

Income Before Provision for Income Taxes	53,136	35,512
Provision for Income Taxes	12,525	7,973
Net Income	40,611	27,539
Net Loss Attributable to Noncontrolling Interests (Note 2)	—	6
Net Income Attributable to Stepan Company	$40,611	$27,545

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.77	$1.20
Diluted	$1.74	$1.18

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,974	23,023
Diluted	23,330	23,285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2021	2020
Net Income	$40,611	$27,539
Other Comprehensive Income:
Foreign currency translation adjustments (1) (Note 11)	(18,441)	(41,195)
Defined benefit pension adjustments, net of tax (Note 11)	874	808
Derivative instrument activity, net of tax (Note 11)	(2)	(2)
Total Other Comprehensive Income	(17,569)	(40,389)
Comprehensive Income	23,042	(12,850)
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	8	19
Comprehensive Income Attributable to Stepan Company	$23,050	$(12,831)

(1)	Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$150,692	$349,938
Receivables, net	380,649	301,318
Inventories (Note 6)	235,062	218,783
Other current assets	31,250	35,612
Total current assets	797,653	905,651
Property, Plant and Equipment:
Cost	1,949,681	1,872,650
Less: Accumulated depreciation	(1,203,302)	(1,189,983)
Property, plant and equipment, net	746,379	682,667
Goodwill, net (Note 17)	96,252	27,972
Other intangible assets, net (Note 17)	66,813	24,068
Long-term investments (Note 3)	30,212	30,652
Operating lease assets	72,157	62,421
Other non-current assets	18,473	18,905
Total assets	$1,827,939	$1,752,336
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$87,525	$37,857
Accounts payable	264,192	236,750
Accrued liabilities	112,372	141,947
Total current liabilities	464,089	416,554
Deferred income taxes	29,876	20,745
Long-term debt, less current maturities (Note 14)	160,847	160,812
Non-current operating lease liabilities	60,433	51,567
Other non-current liabilities	108,748	114,293
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,725,620 shares in 2021 and 26,658,032 shares in 2020	26,726	26,658
Additional paid-in capital	209,471	206,716
Accumulated other comprehensive loss (Note 11)	(154,442)	(136,881)
Retained earnings	1,057,579	1,023,829
Less: Common treasury stock, at cost, 4,208,867 shares in 2021 and 4,185,242 shares in 2020	(137,052)	(133,629)
Total Stepan Company stockholders’ equity	1,002,282	986,693
Noncontrolling interests (Note 2)	1,664	1,672
Total equity	1,003,946	988,365
Total liabilities and equity	$1,827,939	$1,752,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2021	2020
Cash Flows From Operating Activities
Net income	$40,611	$27,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,060	20,023
Deferred compensation	2,694	(7,323)
Realized and unrealized (gains) losses on long-term investments	(534)	3,875
Stock-based compensation	2,539	1,202
Deferred income taxes	2,481	131
Other non-cash items	(40)	395
Changes in assets and liabilities:
Receivables, net	(63,243)	(30,767)
Inventories	(7,476)	(447)
Other current assets	(861)	(3,180)
Accounts payable and accrued liabilities	(9,377)	(16,583)
Pension liabilities	(451)	(236)
Environmental and legal liabilities	(21)	(947)
Deferred revenues	(80)	(157)
Net Cash Used In Operating Activities	(11,698)	(6,475)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(37,632)	(33,202)
Asset acquisition (Note 17)	(3,503)	(2,040)
Business acquisition, net of cash acquired (Note 17)	(184,000)	—
Other, net	1,379	2,331
Net Cash Used In Investing Activities	(223,756)	(32,911)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	49,668	—
Dividends paid	(6,861)	(6,202)
Company stock repurchased	(989)	(7,243)
Stock option exercises	381	155
Other, net	(2,272)	(1,128)
Net Cash (Used In) Provided By Financing Activities	39,927	(14,418)
Effect of Exchange Rate Changes on Cash	(3,719)	(7,240)
Net Decrease in Cash and Cash Equivalents	(199,246)	(61,044)
Cash and Cash Equivalents at Beginning of Period	349,938	315,383
Cash and Cash Equivalents at End of Period	$150,692	$254,339
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$6,638	$3,316
Cash payments of interest	$2,242	$2,122

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2021, and its results of operations and cash flows for the three months ended March 31, 2021 and 2020, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2020 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 5,786 shares of common stock under stock option plan	381	6	375	—	—	—	—

Purchase of 8,300 shares of common stock	(989)	—	—	(989)	—	—	—

Stock-based and deferred compensation	8	62	2,380	(2,434)	—	—	—
			—
Net income	40,611	—	—	—	—	40,611	—

Other comprehensive income (loss)	(17,569)	—	—	—	(17,561)	—	(8)

Cash dividends paid:
Common stock ($0.305 per share)	(6,861)	—	—	—	—	(6,861)	—
Balance, March 31, 2021	$1,003,946	$26,726	$209,471	$(137,052)	$(154,442)	$1,057,579	$1,664

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 2,747 shares of common stock under stock option plan	155	3	152	—	—	—	—

Purchase of 89,225 shares of common stock	(7,243)	—	—	(7,243)	—	—	—

Stock-based and deferred compensation	1,116	45	2,374	(1,303)	—	—	—

Net income	27,539	—	—	—	—	27,545	(6)

Other comprehensive income (loss)	(40,389)	—	—	—	(40,376)	—	(13)

Cash dividends paid:
Common stock ($0.275 per share)	(6,202)	—	—	—	—	(6,202)	—
Balance, March 31, 2020	$867,472	$26,541	$195,661	$(122,685)	$(176,546)	$943,807	$694

(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2021, and December 31, 2020, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.  Fair value of cash and cash equivalents is a Level 1 measurement.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange contracts discussed in Note 4, Derivate Instruments, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table below that describes financial assets and liabilities measured on a recurring basis for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments include the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q)). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At March 31, 2021, and December 31, 2020, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $582,000 and $617,000 as of March 31, 2021 and December 31, 2020, respectively):

(In thousands)	March 31, 2021	December 31, 2020
Fair value	$259,889	$210,370
Carrying value	248,954	199,286

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2021, and December 31, 2020, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2021	Level 1	Level 2	Level 3
Mutual fund assets	$30,212	$30,212	$—	$—
Derivative assets:
Foreign currency contracts	231	—	231	—
Total assets at fair value	$30,443	$30,212	$231	$—
Derivative liabilities:
Foreign currency contracts	$196	$—	$196	$—

(In thousands)	December 2020	Level 1	Level 2	Level 3
Mutual fund assets	$30,652	$30,652	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$30,987	$30,652	$335	$—
Derivative liabilities:
Foreign currency contracts	$566	$-	$566	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2021, and December 31, 2020, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $46,640,000 and $48,336,000, respectively.

The fair values of the derivative instruments held by the Company on March 31, 2021, and December 31, 2020, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three-month periods ended March 31, 2021 and 2020, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three-month periods ended March 31, 2021 and 2020, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.	STOCK-BASED COMPENSATION

On March 31, 2021, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and

SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2021	2020
$2,540	$1,202

The increase in stock-based compensation expense for the first quarter of 2021 compared to the first quarter of 2020 was primarily attributable to cash-settled SARs. The increase in cash-settled SARs compensation expense reflects an increase in the market value of Company stock during the first quarter of 2021 versus a decrease in the market value of Company stock during the first quarter of 2020.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Stock options	$3,780	$1,993
Stock awards	8,674	5,313
SARs	8,176	4,341

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2021 grants of:

Shares
Stock options	66,134
Stock awards (at target)	41,228
SARs	142,451

The unrecognized compensation costs at March 31, 2021, are expected to be recognized over weighted-average periods of 2.2 years for stock options, 2.1 years for stock awards and 2.2 years for SARs.

6.	INVENTORIES

The composition of inventories at March 31, 2021, and December 31, 2020, was as follows:

(In thousands)	March 31, 2021	December 31, 2020
Finished goods	$156,228	$148,878
Raw materials	78,834	69,905
Total inventories	$235,062	$218,783

7.	LEASES

The Company’s operating leases are primarily comprised of railcar, real estate, storage tank, auto, trailer and manufacturing/office equipment leases. Railcars and real estate comprise approximately 24 percent and 62 percent, respectively, of the Company’s consolidated ROU asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases relate to the office lease for the new corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of March 31, 2021, the Company had a storage tank lease, valued at approximately $168,000, that had not commenced. This lease will commence in the second quarter of 2021 with a lease term of two years.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the five countries identified above represents approximately 98 percent of the Company’s consolidated

ROU asset balance. Lease cost is included in the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	March 31, 2021
Lease Cost
Operating lease cost	$3,726
Short-term lease cost	1,269
Variable lease cost	283
Total lease cost	$5,278
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,289
Right-of-use assets obtained in exchange for new operating lease liabilities	12,627

(In thousands)
Undiscounted Cash Flows:
2021 (excluding the three months ended March 31, 2021)	$10,753
2022	13,081
2023	10,847
2024	6,935
2025	5,306
Subsequent to 2025	39,647
Total Undiscounted Cash Flows	$86,569
Less: Imputed interest	(13,765)
Present value	$72,804
Current operating lease liabilities (1)	12,371
Non-current operating lease liabilities	60,433
Total lease liabilities	$72,804

(1)	This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 years
Weighted-average discount rate-operating leases	3.0%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2021, the Company estimated a range of possible environmental losses and legal losses of $22,866,000 to $41,313,000. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $22,866,000 at March 31, 2021 and $22,884,000 at December 31, 2020. Although the Company believes that its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $280,000 and $912,000 for the three-month periods ended March 31, 2021 and 2020, respectively.  Most of the first quarter 2020 cash expenditures related to the Maywood, New Jersey site.

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

Following are summaries of the Company’s major contingencies at March 31, 2021:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,078,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2021. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2021	2020	2021	2020
Interest cost	$1,177	$1,421	$88	$109
Expected return on plan assets	(2,586)	(2,437)	(81)	(134)
Amortization of net actuarial loss	1,144	1,052	17	19
Net periodic benefit cost	$(265)	$36	$24	$(6)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $274,000 is expected to be paid related to the unfunded non-qualified plans in 2021. Of such amount, $119,000 had been paid related to the non-qualified plans as of March 31, 2021.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2021. Of such amount, $141,000 had been contributed to the plan as of March 31, 2021.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  In the three months ended March 31, 2021 and 2020, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2020 and 2021, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31
	2021	2020
Retirement savings contributions	$2,039	$1,758
Profit sharing contributions	1,866	975
Total defined contribution plan expenses	$3,905	$2,733

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2021, the balance of the trust assets was $2,035,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

(In thousands, except per share amounts)	Three Months Ended March 31
	2021	2020
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$40,611	$27,545
Weighted-average number of common shares outstanding	22,974	23,023
Basic earnings per share	$1.77	$1.20

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$40,611	$27,545
Weighted-average number of shares outstanding	22,974	23,023
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	140	102
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	171	128
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	44	31
Weighted-average shares applicable to diluted earnings	23,330	23,285
Diluted earnings per share	$1.74	$1.18

(1) No options/SARs to acquire shares of Company common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2021. Options/SARs to acquire 256,288 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2020. Inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2021 and 2020:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income (loss) before reclassifications	(41,182)	808	—	(40,374)
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current-period other comprehensive income (loss)	(41,182)	808	(2)	(40,376)
Balance at March 31, 2020	$(145,219)	$(31,397)	$70	$(176,546)

Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income (loss) before reclassifications	(18,433)	874	—	(17,559)
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current-period other comprehensive income (loss)	(18,433)	874	(2)	(17,561)
Balance at March 31, 2021	$(125,516)	$(28,987)	$61	$(154,442)

Information regarding the reclassifications out of AOCI for the three-month periods ended March 31, 2021 and 2020, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31		Affected Line Item in Condensed Consolidated Statements of Income
	2021	2020
Amortization of defined benefit pension actuarial losses	$(1,161)	$(1,071)	(2)
	287	263	Tax benefit
	$(874)	$(808)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	Cost of sales
	2	2	Total before tax
	—	—	Tax benefit
	$2	$2	Net of tax
Total reclassifications for the period	$(872)	$(806)	Net of tax

(1)	Amounts in parentheses denote expense to statement of income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2021 and 2020, were as follows:

(In thousands)	Three Months Ended March 31
	2021	2020
Segment Net Sales
Surfactants	$370,936	$327,071
Polymers	150,385	106,491
Specialty Products	16,419	16,425
Total	$537,740	$449,987

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three months ended March 31, 2021 and 2020, are summarized below:

(In thousands)	Three Months Ended March 31
	2021	2020
Segment Operating Income
Surfactants	$53,210	$36,156
Polymers	17,951	7,516
Specialty Products	2,633	3,984
Segment operating income	73,794	47,656
Business restructuring	(81)	(357)
Unallocated corporate expenses (1)	(19,799)	(7,295)
Consolidated operating income	53,914	40,004
Interest expense, net	(1,524)	(1,230)
Other, net	746	(3,262)
Income before provision for income taxes	$53,136	$35,512

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

As of March 31, 2021, the Company had $775,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied.  When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $773,000 of revenue in the current period from pre-existing contract liabilities at December 31, 2020. During 2020 the Company recognized $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. This deferred revenue will be recognized over the period of the contract.  As of March 31, 2021, no revenue has been recognized  from this contract.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2021 and 2020. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended March 31, 2021
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$220,935	$70,878	$13,937	$305,750
Europe	71,094	68,300	2,482	141,876
Latin America	60,169	990	—	61,159
Asia	18,738	10,217	—	28,955
Total	$370,936	$150,385	$16,419	$537,740

(In thousands)	For the Three Months Ended March 31, 2020
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$207,946	$61,841	$13,494	$283,281
Europe	59,660	36,560	2,931	99,151
Latin America	46,510	639	—	47,149
Asia	12,955	7,451	—	20,406
Total	$327,071	$106,491	$16,425	$449,987

14.	DEBT

Debt was comprised of the following at March 31, 2021, and December 31, 2020:

(In thousands)	Maturity Dates	March 31, 2021	December 31, 2020
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $262 and $273 for 2021 and 2020, respectively)	2021-2027	$99,738	$99,727
3.86% (net of unamortized debt issuance cost of $222 and $236 for 2021 and 2020, respectively)	2021-2025	71,207	71,193
4.86% (net of unamortized debt issuance cost of $98 and $108 for 2021 and 2020, respectively)	2021-2023	27,759	27,749
Revolving credit facility borrowing	2021	45,000	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2021	4,668	—
Total debt		$248,372	$198,669
Less current maturities		87,525	37,857
Long-term debt		$160,847	$160,812

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2021, the Company had outstanding borrowing totaling $45,000,000 with the weighted average interest rate of 1.36 percent and outstanding letters of credit totaling $6,767,000. There was $298,233,000 available under the revolving credit agreement as of March 31, 2021.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $407,026,000 and $373,884,000 at March 31, 2021 and December 31, 2020, respectively.

15.	OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2021	2020
Foreign exchange (losses) gains	$(335)	$568
Investment income	306	75
Realized and unrealized gains (losses) on investments	534	(3,875)
Net periodic pension benefit	241	(30)
Other, net	$746	$(3,262)

16.	BUSINESS RESTRUCTURING

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of March 31, 2020, an aggregate of $2,392,000 shut down related expense has been recognized at the site.  In the first quarter of 2020, the Company recognized $79,000 of decommissioning expenses at the site. The Company finalized shut down of the plant in 2020 and no more expenses associated with the restructuring are expected.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2021. As of March 31, 2021, $8,698,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,054,000 for other expenses, principally site decommissioning costs. The Company recognized $81,000 and $278,000 of decommissioning expenses in the first quarter of 2021 and 2020, respectively.

17.	ACQUISITIONS

2021 Acquisitions

INVISTA Acquisition

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances its business continuity capabilities for the market. The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities for both plants, will allow Stepan to support future market growth in a capital efficient way. The purchase price was $165,000,000, plus $21,000,000 of estimated working capital and $3,000,000 of associated value-added taxes (VAT) and was paid in cash. The working capital acquired included $5,000,000 of cash.  The acquisition has been accounted for as a business combination, and the acquired operations are included in the Company’s Polymer segment in the first quarter of 2021. The assets acquired and liabilities assumed as part of the acquisition were measured and recorded at estimated fair value. The purchase price allocation remains preliminary as of March 31, 2021 pending finalization of the fair value of intangibles and property, plant and equipment.  The principle valuation techniques employed include cost and market approaches (PP&E), relief from royalty method under the income approach (trade name and technology/know) and multi-period excess earnings method under the income approach (customer relationships).  The following table summarizes the preliminary purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,400
Identifiable intangible assets	45,500
Goodwill	65,100
Total assets acquired	$165,000

The acquired goodwill includes proprietary and intellectual property, brand recognition, business continuity benefits and marketing, manufacturing and supply chain synergies of the new business with the Company’s existing Polymer business. The acquired goodwill has been assigned to the Polymers segment and is deductible for tax purposes.  Identifiable intangible assets included technology and manufacturing know-how ($13,000,000), trademarks ($8,000,000) and customer relationships ($24,500,000). The amortization periods for know-how and trademarks has initially been estimated to be in the range of 7 to 8 years. The amortization period for customer relationships has initially been estimated to be in the range of 12 to 14 years. As of March 31, 2021, in addition to the purchase price, the Company also paid $3,232,000 of acquisition-related expenses that included legal, consulting, valuation and accounting services. During the first three months of 2021, the Company incurred $1,285,000 of acquisition-related expenses. These costs were included in the Administrative expenses line in the Company’s condensed consolidated statement of income.

The following table reflects pro forma financial information prepared under the assumption that the acquisition of the INVISTA aromatic polyester polyol business occurred on January 1, 2020.

Pro Forma Financial Information

Unaudited

	Three Months Ended March 31
(In thousands, except per share amounts)	2021	2020
Net Sales	$550,179	$475,887
Net Income Attributable to Stepan Company	$43,112	$28,602

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, and tax expense. In addition, non-recurring adjustments to pro forma net income include $1,285,000 of acquisition-related expenses - such expenses were excluded from 2021 pro forma net income and included in 2020 pro forma net income.

Fermentation Plant Acquisition

On February 2, 2021, the Company acquired a fermentation plant, located in Lake Providence, Louisiana (U.S.). The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020. Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional. The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts. The purchase price was $3,500,000 and was paid in cash.  This acquisition has been accounted for as an asset acquisition.

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired was integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). The purchase price of the acquisition was $14,000,000, plus associated value-added taxes (VAT). As of March 31, 2021, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair value. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

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

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This update provides guidance to reduce complexity in certain areas of accounting for income taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2020.  The Company adopted ASU. No. 2019-12 in the first quarter of 2021 and the adoption of this update did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the risks and uncertainties related to the following:

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

Surfactants – Surfactants, which accounted for 69 percent of Company consolidated net sales for the first three months of 2021 are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility.  This power outage combined with below freezing temperatures led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site.  The Millsdale facility operated on a partial basis and used existing inventories to serve the Company’s customers.  However, on February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant (WWTP) and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines.  All production lines were fully operational prior to the end of the first quarter of 2020. The Company finalized an insurance settlement related to this power outage in the second half of 2020.

o

In March 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The Company has focused its efforts to further develop, integrate and commercialize these unique surfactants moving forward.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers. (See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

o

In September 2020, the Company, through its subsidiaries in Mexico, acquired Clariant’s anionic surfactant business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired was integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). This acquisition supports the Company’s growth strategy in Latin America and the Company believes the acquisition enhances its ability to support customer growth in the Mexican consumer and functional surfactant markets.

o

In February 2021, the Company acquired a fermentation plant located in Lake Providence, Louisiana.  The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts (see Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

o

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first three months of 2021, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Millsdale, Illinois, and Wilmington, North Carolina sites (see INVISTA acquisition discussion below).  Phthalic anhydride is manufactured at the Company’s Millsdale, Illinois site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany and Vlissingen, Netherlands (see INVISTA acquisition discussion below) and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymers earnings during the first quarter of 2020.

o

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way (see Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2021, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

2021 Acquisitions

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way.  This acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their preliminary fair values.   The purchase price of the acquisition was $165.0 million, plus $21.0 million of estimated working capital and $3.0 million of associated value-added taxes (VAT).  The working capital acquired included $5.0 million of cash.  The acquisition was paid with cash on hand.  (See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

In February 2021, the Company acquired a fermentation plant located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts.  This acquisition was accounted for as an asset acquisition.  The purchase price of the acquisition was $3.5 million and was paid with cash on hand.  (See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details).

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2021	2020	Change
Deferred Compensation (Administrative expense)	$(2.7)	$7.3	$(10.0)
Realized/Unrealized Gains on Investments (Other, net)	0.4	(3.6)	4.0
Investment Income (Other, net)	0.3	0.1	0.2
Pretax Income Effect	$(2.0)	$3.8	$(5.8)

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
				Increase
(In millions)	2021	2020	Increase	Due to Foreign Translation
Net Sales	$537.7	$450.0	$87.7	$4.2
Gross Profit	109.0	79.3	29.7	0.2
Operating Income	53.9	40.0	13.9	0.0
Pretax Income	53.1	35.5	17.6	0.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

Summary

Net income attributable to the Company for the first quarter of 2021 increased 47 percent to $40.6 million, or $1.74 per diluted share, from $27.5 million, or $1.18 per diluted share, for the first quarter of 2020. Adjusted net income increased 75 percent to $42.4 million, or $1.82 per diluted share, from $24.2 million, or $1.04 per diluted share in 2020 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2021 compared to the first quarter of 2020.  A detailed discussion of segment operating performance for the first quarter of 2021 compared to the first quarter of 2020 follows the summary.

Consolidated net sales increased $87.8 million, or 20 percent, between quarters. Higher average selling prices favorably impacted the year-over-year change in net sales by $55.0 million.  The increase in average selling prices was mainly attributable to improved product and customer mix and the pass-through of higher raw material costs.  Consolidated sales volume increased six percent, which had a $28.6 million favorable impact on the year-over-year change in net sales.  Sales volume in the Polymer and Specialty Products segments increased 32 percent and four percent, respectively.  The increase in Polymers sales volume reflects a gradual recovery from COVID-19 delays and cancellations of re-roofing and new construction projects, the 2021 acquisition of INVISTA’s aromatic polyester polyol business, and the non-recurrence of the plant power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020.  Sales volume for the Surfactant segment was flat between quarters.  Higher Surfactant sales volume in Europe, Latin America, and Asia was offset by lower North American sales volume.  North American sales volume was negatively impacted by supply chain disruptions caused by the severe weather in Texas.  Foreign currency translation favorably impacted the year-over-year change in net sales by $4.2 million primarily due to a strengthening of European currencies versus the U.S. dollar.

Operating income for the first quarter of 2021 increased $13.9 million, or 35 percent, versus operating income for the first quarter of 2020.  Surfactant and Polymer operating income increased $17.1 million and $10.4 million, respectively. Specialty Products operating income decreased $1.4 million. Corporate expenses, including business restructuring and deferred compensation expenses, increased $12.2 million year-over-year. Deferred compensation expenses increased $10.0 million while business restructuring expenses declined $0.3 million.  Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $2.5 million mostly due to higher acquisition-related costs and incentive-based compensation expenses. The impact of foreign currency translation on operating income was negligible between quarters.

Operating expenses (including deferred compensation and business restructuring expense) increased $15.8 million, or 40 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $1.0 million, or seven percent, year-over-year. Most of this increase reflects higher salaries and incentive-based compensation expenses in 2021.

•	Administrative expenses increased $3.8 million, or 20 percent, year-over-year. This increase is primarily due to higher acquisition-related costs and incentive-based compensation expenses in 2021.

•

Research, development and technical service (R&D) expenses increased $1.3 million, or 10 percent, year-over-year. Most of this increase reflects higher salaries and incentive-based compensation expenses in 2021.

•

Deferred compensation expense increased $10 million, year-over-year, primarily due to a $7.79 per share increase in the market price of Company common stock in the first quarter of 2021 compared to a $13.98 per share decrease in the first quarter of 2020.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses totaled $0.1 million in the first quarter of 2021 versus $0.4 million in the first quarter of 2020. The 2021 business restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada.  The 2020 restructuring expenses were comprised of decommissioning costs associated with the Company’s manufacturing facility in Canada ($0.3 million) and decommissioning costs associated with Company’s sulfonation shut down in Germany ($0.1 million).

Net interest expense for the first quarter of 2021 increased $0.3 million, or 24 percent, versus the first quarter of 2020.  This increase was primarily attributable to lower interest income resulting from lower interest rates due to global market conditions.    Partially offsetting the above was lower interest expense resulting from scheduled debt repayments.

Other, net was $0.7 million of income in the first quarter of 2021 versus $3.3 million of expense in the first quarter of 2020.  The Company recognized $0.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2021 compared to $3.8 million of investment losses in last year’s first quarter.  In addition, the Company reported $0.3 million of foreign exchange losses in the first quarter of 2021 versus $0.6 million of foreign exchange gains in the first quarter of 2020.  The Company also reported $0.3 million of lower net periodic pension cost benefits in the first quarter of 2021 versus the prior year first quarter.

The Company’s effective tax rate was 23.6 percent in the first quarter of 2021 versus 22.5 percent in the first quarter of 2020.  The year-over-year increase was primarily attributable to a less favorable geographical mix of income in 2021 that was partially offset by higher tax benefits derived from stock-based compensation awards exercised or distributed in the first quarter of 2021 versus the first quarter of 2020.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,		Percent
Net Sales	2021	2020	Increase (Decrease)	Change
Surfactants	$370,936	$327,071	$43,865	13
Polymers	150,385	106,491	43,894	41
Specialty Products	16,419	16,425	(6)	0
Total Net Sales	$537,740	$449,987	$87,753	20

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2021	2020	(Decrease)	Change
Surfactants	$53,210	$36,156	$17,054	47
Polymers	17,951	7,516	10,435	139
Specialty Products	2,633	3,984	(1,351)	-34
Segment Operating Income	$73,794	$47,656	$26,138	55
Corporate Expenses, Excluding Deferred Compensation and Restructuring	17,105	14,618	2,487	17
Deferred Compensation Expense	2,694	(7,323)	10,017	-137
Business Restructuring	81	357	(276)	-77
Total Operating Income	$53,914	$40,004	$13,910	35

Surfactants

Surfactant net sales for the first quarter of 2021 increased $43.9 million, or 13 percent, versus net sales for the first quarter of 2020. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $42.5 million and $1.5 million, respectively. The higher average selling prices were mainly attributable to improved product and customer mix and the pass-through of higher raw material costs.  Sales volume was essentially flat year-over-year and negatively impacted the change in net sales by $0.1 million.  Higher sales volume in Europe, Latin American and Asia was offset by lower sales volume in North America due to supply chain disruptions caused by the severe weather in Texas.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,		Percent
Net Sales	2021	2020	Increase	Change
North America	$220,935	$207,946	$12,989	6
Europe	71,094	59,660	11,434	19
Latin America	60,169	46,510	13,659	29
Asia	18,738	12,955	5,783	45
Total Surfactants Segment	$370,936	$327,071	$43,865	13

Net sales for North American operations increased $13.0 million, or six percent, year over year.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $22.3 million and $0.5 million, respectively.  The higher average selling prices were mainly attributable to improved product and customer mix and the pass-through of higher raw material costs.  Sales volume declined five percent and negatively impacted the year-over-year change in net sales by $9.8 million. Higher customer demand for products sold into the agricultural and oilfield end markets was more than offset by lower volume of products sold into the consumer product end markets due to supply chain disruptions caused by the severe weather in Texas.

Net sales for European operations increased $11.4 million, or 19 percent, year-over-year.  The favorable impact of foreign currency translation, higher average selling prices and a one percent increase in sales volume positively impacted the year-over-year change in net sale by $5.7 million, $5.1 million and $0.6 million, respectively.  Higher average selling prices are primarily due to pass-through of higher raw material costs.  A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.  The increase in sales volume was primarily due to increased demand for cleaning and disinfection products that was partially offset by lower demand for products sold to our distribution partners.

Net sales for Latin American operations increased $13.7 million, or 29 percent, primarily due higher average selling prices and an eight percent increase in sales volume.  These items positively impacted the change in net sales by $15.4 million and $3.8 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the consumer products and agricultural end markets.  Partially offsetting the above was the unfavorable impact of foreign currency translation which negatively impacted the change in net sales by $5.6 million.  A stronger U.S. dollar relative to the Brazilian real and Mexican peso led to the unfavorable foreign currency effect.

Net sales for Asian operations increased $5.8 million, or 45 percent year-over-year. Higher average selling prices and a 17 percent increase in sales volume positively impacted the change in net sales by $2.7 million and $2.2 million, respectively.  The sales volume growth was largely due to higher demand for products sold to our distribution partners and into the agricultural end market.  The favorable impact of foreign currency translation positively impacted the change in net sales by $0.9 million

Surfactant operating income for the first quarter of 2021 increased $17.1 million, or 47 percent, versus operating income for the first quarter of 2020.  Gross profit increased $20.0 million year-over-year and operating expenses were up $3.0 million.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020	Increase	Percent Change
Gross Profit and Operating Income
North America	$54,056	$41,163	$12,893	31
Europe	11,263	9,498	1,765	19
Latin America	12,297	7,036	5,261	75
Asia	2,267	2,157	110	5
Surfactants Segment Gross Profit	$79,883	$59,854	$20,029	33
Operating Expenses	26,673	23,698	2,975	13
Surfactants Segment Operating Income	$53,210	$36,156	$17,054	47

Gross profit for North American operations increased $12.9 million, or 31 percent, between quarters primarily due to higher unit margins.  The higher unit margins positively impacted the change in gross profit by $14.8 million and were mostly attributable to a more favorable product and customer mix and lower supply chain expenses due to the non-recurrence of the Millsdale, Illinois plant power outage in the first quarter of 2020. Sales volume declined five percent and negatively impacted the change in gross profit by $1.9 million.  The decline in sales volume was mostly due to supply chain disruptions caused by the severe weather in Texas.

Gross profit for European operations increased $1.8 million, or 19 percent, due to the favorable impact of foreign currency translation, higher unit margins and slightly higher sales volumes.  These items positively impacted the year-over-year change in gross profits by $0.9 million, $0.7 million and $0.1 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Gross profit for Latin American operations increased $5.3 million, or 75 percent, between quarters primarily due to higher average unit margins and an eight percent increase in sales volume.  These items positively impacted the change in gross profit by $6.0 million and $0.6 million, respectively. The higher unit margins primarily reflect a more favorable product and customer mix partially due to higher demand for products sold into the agricultural end market. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.3 million.

Gross profit for Asia operations increased $0.1 million, or five percent, between quarters. Sales volume increased 17 percent year over year but was largely offset by lower average unit margins.  The higher sales volume positively impacted the change in gross profit by $0.4 million whereas the lower average unit margins negatively impacted the change in gross profit by $0.3 million.   Lower unit margins were mostly due to higher raw material cost.

Operating expenses for the Surfactants segment increased $3.0 million, or 13 percent, year-over-year. Most of the increase was due to higher salaries and fringe benefits.

Polymers

Polymer net sales for the first quarter of 2021 increased $43.9 million, or 41 percent, versus net sales for the same period of 2020. A 32 percent increase in sales volume favorably impacted the year-over-year change in net sales by $34.3 million.  The increase in Polymer sales volume reflects a gradual recovery from COVID-19 related delays and cancellations of re-roofing and new construction projects, the 2021 acquisition of INVISTA’s aromatic polyester polyol business, and the non-recurrence of the plant power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020. Higher average selling prices and favorable impact of foreign currency translation positively impacted the change in net sales by $7.0 million and $2.6 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31	Increase	Percent
Net Sales	2021	2020		change
North America	$70,878	$61,841	$9,037	15
Europe	68,300	36,560	31,740	87
Asia and Other	11,207	8,090	3,117	39
Total Polymers Segment	$150,385	$106,491	$43,894	41

Net sales for North American operations increased $9.0 million, or 15 percent, primarily due to a 28 percent increase in sales volume.  The increase in sales volume positively impacted the change in net sales by $17.6 million.  Sales volume of polyols used in rigid foam applications increased 25 percent during the quarter due to a gradual recovery from COVID-19 related delays of re-roofing and new construction projects and the first quarter 2021 INVISTA acquisition.  Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased eight percent.  Sales volume of phthalic anhydride and specialty polyols increased 78 percent and 10 percent, respectively.  The phthalic anhydride sales volume increase was largely due to the non-recurrence of the Millsdale plant power outage in 2020, which resulted in the Company declaring force majeure within this market.  Lower average selling prices negatively impacted the change in net sales by $8.6 million.

Net sales for European operations increased $31.7 million, or 87 percent, year-over-year.  Higher average selling prices and a 37 percent increase in sales volume favorably impacted the change in net sales by $16.1 million and $13.6 million, respectively. The higher average selling prices were primarily due to pass-through of higher raw material costs.  The increase in sales volume reflects a gradual recovery from COVID-19 related delays of re-roofing and new construction projects and the first quarter 2021 INVISTA acquisition.  Sales volume, excluding the impact of the INVISTA acquisition, increased seven percent.  The favorable impact of foreign currency translation positively impacted the change in net sales by $2.0 million.

Net sales for Asia and Other operations increased $3.1 million, or 39 percent, due to a 33 percent increase in sales volume and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $2.7 million and $0.5 million, respectively. The sales volume growth was primarily attributable to higher demand within the livestock and cold storage markets within China.  Lower average selling prices negatively impacted the change in net sales by $0.1 million.

Polymers operating income for the first quarter of 2021 increased $10.4 million, or 139%, versus operating income for the first quarter of 2020.  Gross profit increased $11.0 million, or 76 percent, and operating expenses were up $0.6 million.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020	Increase	Percent Change
Gross Profit and Operating Income
North America	$13,271	$7,732	$5,539	72
Europe	10,996	5,652	5,344	95
Asia and Other	1,263	1,131	132	12
Polymers Segment Gross Profit	$25,530	$14,515	$11,015	76
Operating Expenses	7,579	6,999	580	8
Polymers Segment Operating Income	$17,951	$7,516	$10,435	139

Gross profit for North American operations increased $5.5 million, or 72 percent, due to higher unit margins and a 28 percent increase in sales volume.  These two items favorably impacted the year-over-year change in gross profit by $3.3 million and $2.2 million, respectively.  The higher unit margins are primarily due to the non-recurrence of the plant power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020 which resulted in higher maintenance, supply chain costs and unit overhead rates.

Gross profit for European operations increased $5.3 million, or 95 percent, versus the first quarter of 2020.  The increase was primarily due to higher unit margins and 37 percent increase in sales volume.  These two items favorably impacted the year-over-year change in gross profit by $2.8 million and $2.1 million respectively.  A large part of the sales volume increase resulted from the 2021 INVISTA acquisition which also contributed to a more favorable product mix. The favorable impact of foreign currency translation positively impacted the change in gross profit by $0.4 million.

Gross profit for Asia and Other operations improved $0.1 million, or 12 percent, between quarters.  Sales volume increased 33 percent year-over-year but was offset by lower average unit margins.  The higher sales volume positively impacted the change in gross profit by $0.3 million and the lower unit margins negatively impacted the change in gross profit by $0.3 million.  The lower unit margins reflect higher one-time tolling fees incurred during the first quarter of 2021.  Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymers segment increased $0.6 million, or eight percent, year-over-year.

Specialty Products

Specialty Products net sales were flat year-over-year. A four percent increase in sales volume was offset by lower average selling prices.  Gross profit and operating income each decreased by $1.4 million.  These decreases primarily reflect lower unit margins, attributable to raw material shortages and manufacturing challenges, within the Company’s medium chain triglycerides product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $12.2 million between quarters. Corporate expenses were $19.9 million in the first quarter of 2021 versus $7.7 million in 2020. This increase was primarily attributable to higher deferred compensation expense ($10.0 million), acquisition-related expenses ($1.0 million) and incentive-based compensation expenses.

The $10.0 million increase in deferred compensation expense was primarily due to a $7.79 per share increase in the market price of Company common stock in the first quarter of 2021 compared to a $13.98 per share decrease in the first quarter of 2020. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2021 and 2020:

	2021	2020		2019
	March 31	December 31	March 31	December 31
Company Common Stock Price	$127.11	$119.32	$88.46	$102.44

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2021, operating activities were a cash use of $11.7 million versus a use of $6.5 million for the comparable period in 2020. For the current year period, investing cash outflows totaled $223.8 million versus a cash outflow of $32.9 million in the prior year period. Financing activities were a source of $39.9 million versus a use of $14.4 million in the prior year period. Cash and cash equivalents decreased by $199.2 million compared to December 31, 2020, inclusive of a $3.7 million unfavorable foreign exchange rate impact.

At March 31, 2020, the Company’s cash and cash equivalents totaled $150.7 million.  Cash in U.S. money market funds and demand deposit accounts totaled $33.4 million and $1.8 million, respectively.  The Company’s non-U.S. subsidiaries held $115.5 million of cash outside the United States as of March 31, 2021.

Operating Activity

Net income in 2021 increased by $13.1 million versus the comparable period in 2020. Working capital was a cash use of $81.0 million in 2021 versus a use of $51.0 million in 2020.

Accounts receivable were a use of $63.2 million in 2021 compared to a use of $30.8 million for the comparable period of 2020. Inventories were a use of $7.5 million in 2021 versus a use of $0.4 million in 2020. Accounts payable and accrued liabilities were a use of $9.4 million in 2021 compared to a use of $16.6 million for the same period in 2020.

Working capital requirements were higher in 2021 compared to 2020 primarily due to the changes noted above.  The higher accounts receivable cash usage in 2021 was largely due to higher sales volume related to the INVISTA acquisition.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2021.

Investing Activity

Cash used for investing activities increased $190.8 million year-over-year.  In the first quarter of 2021, the Company acquired INVISTA’s aromatic polyester polyol business and associated asset for $184.0 million, net of cash received.  During the first quarter of 2021, the Company also acquired a fermentation plant located in Lake Providence, Louisiana for $3.5 million.  Cash used for capital expenditures was $37.6 million in the first quarter of 2021 versus $33.2 million in the comparable prior year period.

For 2021, the Company estimates that total capital expenditures will range from $150 million to $170 million including growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $39.9 million in 2021 versus a use of $14.4 million in 2020.  The increase in cash source is primarily due to borrowings from the Company’s revolving credit facility during the first quarter of 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the three months ended March 31, 2021, the Company purchased 8,300 shares on the open market at a total cost of $1.0 million.  At March 31, 2021, there were 167,574 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt increased by $49.7 million from $198.7 million to $248.4 million, primarily due to higher domestic debt which reflects borrowings from the Company’s revolving credit agreement during the first quarter of 2021. In 2021, net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $248.9 million in the first quarter of 2021, from a negative $151.2 million to $97.7 million.

As of March 31, 2021, the ratio of total debt to total debt plus shareholders’ equity was 19.9 percent compared to 16.8 percent at December 31, 2020. As of March 31, 2021, the ratio of net debt to net debt plus shareholders’ equity was 8.9 percent, versus a negative 18.1 percent at December 31, 2020.  See the “Reconciliation of Non-GAAP Net Debt” section in this MD&A. At March 31, 2021, the Company’s debt included $198.7 million of unsecured notes, with maturities ranging from 2021 through 2027, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), $45.0 million of short term loans borrowed under the revolving credit facility, and $4.7 million of foreign credit line borrowings. The proceeds from these note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023.  This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of March 31, 2021, the Company had outstanding loans totaling $45.0 million and letters of credit totaling $6.8 million under the revolving credit facility, with $298.2 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2021, the Company’s foreign subsidiaries had $4.7 million of outstanding debt.

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
4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 14, Debt, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

The Company believes it was in compliance with all of its debt covenants as of March 31, 2021.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2021 and 2020, the Company’s expenditures for capital projects related to the environment were $3.0 million and $0.7 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.3 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $22.9 million to $41.3 million at March 31, 2021 versus $22.9 million to $41.1 million at December 31, 2020. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $22.9 million at March 31, 2021 and December 31, 2020.  Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $0.3 million for the three-month period ended March 31, 2021 compared to $0.9 million for the same period in 2020.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with SEC, which are available upon request from the Company. See also Note 8, Contingencies, to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes the Company’s Surfactant volumes in the North American consumer product end markets should recover following the supply chain disruptions caused by the severe weather in Texas during the first quarter of 2021.  Additionally, management believes that heightened global consumer demand for disinfection, cleaning and personal wash products will continue and that demand for surfactants within the agricultural and oilfield markets will improve versus 2020.  Global demand for rigid polyols continues to recover from pandemic-related delays and cancellations of re-roofing and new construction projects.  This gradual recovery, combined with the Company’s first quarter 2021 acquisition of INVISTA's aromatic polyester polyol business, should position the Company’s Polymer segment to deliver growth versus prior year.  Management believes the long-term prospects for the Polymer segment remain attractive as energy conservation efforts and more stringent building codes are expected to continue.  Management believes its Specialty Products segment results will improve slightly year-over-year.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2020 Annual Report on Form 10-K, except for the addition of the following:

Business Combinations

The Company makes acquisitions from time to time.  When such acquisitions occur, the Company applies the accounting guidance per FASB ASC Topic 805, Business Combinations (ASC 805), to determine whether the acquisition should be treated as an asset acquisition or a business combination.  When the acquisition meets the criteria of a business combination the Company recognizes the identifiable assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The Company recognizes goodwill for any portion of the purchase price that exceeds the sum of the net fair value of all the assets purchased in the acquisition and the liabilities assumed.  Considerable estimates, complex judgments and assumptions are typically required to arrive at the fair value of elements acquired in a business combination, inclusive of discount rates, customer attrition rates, royalty rates, economic lives, and estimated future cash flows expected to be generated from the assets acquired.  These items are typically most relevant to the fair valuation of identifiable intangible assets and property, plant and equipment.

In some instances, the purchase price allocation of an acquisition is not complete by the end of a reporting period.  This situation most typically arises when an acquisition is complex and/or completed very close to the end of a reporting period and all necessary information is not available by the end of the reporting period in which the acquisition occurs.  In these instances, the Company reports provisional amounts for any incomplete items and makes subsequent adjustments as necessary information becomes available or determines that additional information is not obtainable.  Any subsequent adjustments could have a material impact on the Company’s financial condition or results of operations as they could impact the initial fair values assigned to intangible assets and property, plant and equipment and/or their estimated economic lives.  ASC 805 requires purchase price allocations to be finalized within one year from the acquisition date.

Goodwill and Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how and goodwill, all of which were acquired as part of business combinations or asset acquisitions.  Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination.  Intangible assets, other than goodwill, are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. Intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-life intangible assets are as follows: patents – 10 to15 years; non-compete agreements – three to five years; trademarks – five to 11 years; customer relationships – five to 20 years and know-how – five to 20 years. Finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

Goodwill is not amortized but is tested for impairment on a reporting unit level.  The Company’s reporting units are typically defined as one level below operating segments and highly correlated to geographic regions.  The Company tests goodwill for impairment annually (the Company conducts its goodwill impairment testing during the second quarter of each calendar year), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit to which goodwill relates has declined below its carrying value. In this case, the Company would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.  Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the Company chooses not to complete a qualitative assessment for a given reporting unit, or if the initial assessment indicates that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed.

When estimating a reporting unit’s fair value as part of the quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach uses a combination of earnings before interest, taxes, depreciation and amortization (EBITDA) and EBITDA multiples to estimate a reporting unit’s fair value.  EBITDA multiples typically mirror similar businesses or comparative companies whose securities are actively traded in public markets.  Significant degradation of either EBITDA or EBITDA multiples could result in a triggering event, requiring goodwill to be tested for impairment during an interim period.   The income approach takes into consideration multiple variables, including forecasted sales volume and operating income, current industry and economic conditions, historical results and other elements to calculate the present value of future cash flows.  The income approach fair value calculations include estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units.  The Company reported no goodwill or intangible asset impairments in any of the periods presented in these condensed consolidated financial statements.

NON-GAAP RECONCILIATIONS

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s performance and financial condition.  Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators.  These measures should be considered in addition to, not as substitutes for or superior to, measures of financial performance prepared in accordance with GAAP.  The Company’s definitions of these measures may differ from similarly titled measures used by other entities.

Reconciliation of Non-GAAP Adjusted Net Income and Earnings Per Share

	Three Months Ended March 31
(In millions, except per share amounts)	2021		2020
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$40.6	$1.74	$27.5	$1.18

Deferred Compensation Expense (Income) (including related investment activity)	2.0	0.09	(3.7)	(0.16)
Business Restructuring	0.1	—	0.4	0.02
Cash Settled Stock Appreciation Rights	0.3	0.01	(1.1)	(0.04)
Cumulative Tax Effect on Above Adjustment Items	(0.6)	(0.02)	1.1	0.04
Adjusted Net Income	$42.4	$1.82	$24.2	$1.04

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

(In millions)	March 31, 2021	December 31, 2020
Current Maturities of Long-Term Debt as Reported	$87.5	$37.9
Long-Term Debt as Reported	160.9	160.8
Total Debt as Reported	248.4	198.7
Less Cash and Cash Equivalents as Reported	(150.7)	(349.9)
Net Debt	$97.7	$(151.2)
Equity	$1,002.3	$986.7
Net Debt plus Equity	$1,100.0	$835.5
Net Debt/(Net Debt plus Equity)	9%	-18%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2021:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2021	381	(2)	$129.03	—		175,874
February 2021	17,418	(3)	$119.18	8,300	(4)	167,574
March 2021	12,317	(5)	$122.16	—		167,574

Total	30,116		$120.52	8,300		167,574

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
(3)

Includes 8,944, 95 and 79 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of deferred performance stock awards, the distribution of deferred management incentive compensation and the exercise of SARs, respectively.

(4)	Represents shares of Company common stock purchased on the open market.
(5)

Includes 10,747 and 1,570 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of performance stock awards and the exercise of SARs, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10.1*	–

Stock and Asset Purchase Agreement, dated as of January 29, 2021, by and among Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, Stepan Company, Stepan U.K. Limited and Stepan Holdings Netherlands B.V.

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

Date:  May 6, 2021

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer