Form 10-Q
period 2021-06-30
STEPAN CO
filed 2021-08-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2021
Common Stock, $1 par value	22,465,861 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net Sales	$595,511	$460,549	$1,133,251	$910,536
Cost of Sales	483,830	362,054	912,590	732,772
Gross Profit	111,681	98,495	220,661	177,764
Operating Expenses:
Selling	14,990	12,921	29,494	26,453
Administrative	23,974	20,731	46,612	39,603
Research, development and technical services	14,988	13,531	30,137	27,358
Deferred compensation (income) expense	958	6,464	3,652	(859)
	54,910	53,647	109,895	92,555
Business restructuring expenses (Note 16)	(114)	(225)	(195)	(582)
Operating Income	56,657	44,623	110,571	84,627
Other Income (Expense):
Interest, net	(1,567)	(1,259)	(3,091)	(2,489)
Other, net (Note 15)	2,758	4,437	3,504	1,175
	1,191	3,178	413	(1,314)

Income Before Provision for Income Taxes	57,848	47,801	110,984	83,313
Provision for Income Taxes	14,545	11,958	27,070	19,931
Net Income	43,303	35,843	83,914	63,382
Net Income Attributable to Noncontrolling Interest (Note 2)	(25)	(136)	(25)	(130)
Net Income Attributable to Stepan Company	$43,278	$35,707	$83,889	$63,252

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.89	$1.56	$3.65	$2.75
Diluted	$1.85	$1.54	$3.59	$2.72

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,952	22,923	22,963	22,973
Diluted	23,345	23,184	23,338	23,235

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net Income	$43,303	$35,843	$83,914	$63,382
Other Comprehensive Income:
Foreign currency translation adjustments (1) (Note 11)	15,175	3,539	(3,266)	(37,656)
Defined benefit pension adjustments, net of tax (Note 11)	876	808	1,750	1,616
Derivative instrument activity, net of tax (Note 11)	(3)	(2)	(5)	(4)
Total Other Comprehensive Income	16,048	4,345	(1,521)	(36,044)
Comprehensive Income	59,351	40,188	82,393	27,338
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	(51)	(138)	(43)	(119)
Comprehensive Income Attributable to Stepan Company	$59,300	$40,050	$82,350	$27,219

 (1)Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$127,053	$349,938
Receivables, net	391,730	301,318
Inventories (Note 6)	266,088	218,783
Other current assets	30,984	35,612
Total current assets	815,855	905,651
Property, Plant and Equipment:
Cost	1,991,390	1,872,650
Less: Accumulated depreciation	(1,226,606)	(1,189,983)
Property, plant and equipment, net	764,784	682,667
Goodwill, net (Note 17)	97,988	27,972
Other intangible assets, net (Note 17)	65,461	24,068
Long-term investments (Note 3)	32,576	30,652
Operating lease assets (Note 7)	69,942	62,421
Other non-current assets	40,699	18,905
Total assets	$1,887,305	$1,752,336
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$42,352	$37,857
Accounts payable	286,917	236,750
Accrued liabilities	135,232	141,947
Total current liabilities	464,501	416,554
Deferred income taxes	9,995	20,745
Long-term debt, less current maturities (Note 14)	196,529	160,812
Non-current operating lease liabilities (Note 7)	58,180	51,567
Other non-current liabilities	107,584	114,293
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,752,093 shares in 2021 and 26,658,032 shares in 2020	26,752	26,658
Additional paid-in capital	213,969	206,716
Accumulated other comprehensive loss (Note 11)	(138,420)	(136,881)
Retained earnings	1,093,994	1,023,829
Less: Common treasury stock, at cost, 4,286,578 shares in 2021 and 4,185,242 shares in 2020	(147,494)	(133,629)
Total Stepan Company stockholders’ equity	1,048,801	986,693
Noncontrolling interest (Note 2)	1,715	1,672
Total equity	1,050,516	988,365
Total liabilities and equity	$1,887,305	$1,752,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2021	2020
Cash Flows From Operating Activities
Net income	$83,914	$63,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,311	40,329
Deferred compensation	3,652	(859)
Realized and unrealized gains on long-term investments	(2,761)	(75)
Stock-based compensation	5,346	4,191
Deferred income taxes	(39,475)	1,427
Other non-cash items	92	655
Changes in assets and liabilities:
Receivables, net	(68,033)	(23,253)
Inventories	(35,747)	(9,740)
Other current assets	(63)	(6,077)
Accounts payable and accrued liabilities	34,027	(8,284)
Pension liabilities	(971)	(323)
Environmental and legal liabilities	(463)	(3,116)
Deferred revenues	(134)	243
Net Cash Provided By Operating Activities	24,695	58,500
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(74,868)	(54,671)
Asset acquisition (Note 17)	(3,503)	(2,040)
Business acquisition, net of cash acquired (Note 17)	(184,560)	—
Other, net	1,430	2,331
Net Cash Used In Investing Activities	(261,501)	(54,380)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	4,495	—
Other debt borrowings (Note 14)	50,000	—
Other debt repayments	(14,286)	(14,286)
Dividends paid	(13,724)	(12,371)
Company stock repurchased	(10,895)	(13,753)
Stock option exercises	1,087	392
Other, net	(1,920)	(415)
Net Cash (Used In) Provided By Financing Activities	14,757	(40,433)
Effect of Exchange Rate Changes on Cash	(836)	(6,193)
Net Decrease in Cash and Cash Equivalents	(222,885)	(42,506)
Cash and Cash Equivalents at Beginning of Period	349,938	315,383
Cash and Cash Equivalents at End of Period	$127,053	$272,877
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$43,472	$7,501
Cash payments of interest	$4,622	$4,810

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2020 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at March 31, 2021	1,003,946	26,726	209,471	(137,052)	(154,442)	1,057,579	1,664

Issuance of 10,779 shares of common stock under stock option plan	706	11	695	—	—	—	—

Purchase of 73,745 shares of common stock	(9,906)	—	—	(9,906)	—	—	—

Stock-based and deferred compensation	3,282	15	3,803	(536)	—	—	—

Net income	43,303	—	—	—	—	43,278	25

Other comprehensive income	16,048	—	—	—	16,022	—	26

Cash dividends paid:
Common stock ($0.305 per share)	(6,863)	—	—	—	—	(6,863)	—
Balance at June 30, 2021	$1,050,516	$26,752	$213,969	$(147,494)	$(138,420)	$1,093,994	$1,715

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 16,565 shares of common stock under stock option plan	1,087	17	1,070	—	—	—	—

Purchase of 82,045 shares of common stock	(10,895)	—	—	(10,895)	—	—	—

Stock-based and deferred compensation	3,290	77	6,183	(2,970)	—	—	—

Net income	83,914	—	—	—	—	83,889	25

Other comprehensive income	(1,521)	—	—	—	(1,539)	—	18

Cash dividends paid:
Common stock ($0.610 per share)	(13,724)	—	—	—	—	(13,724)	—
Balance at June 30, 2021	$1,050,516	$26,752	$213,969	$(147,494)	$(138,420)	$1,093,994	$1,715

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at March 31, 2020	867,472	26,541	195,661	(122,685)	(176,546)	943,807	694

Issuance of 3,933 shares of common stock under stock option plan	237	4	233	—	—	—	—

Purchase of 71,555 shares of common stock	(6,510)	—	—	(6,510)	—	—	—

Stock-based and deferred compensation	3,043	7	3,053	(17)	—	—	—

Net income	35,843	—	—	—	—	35,707	136

Other comprehensive income	4,345	—	—	—	4,343	—	2

Cash dividends paid:
Common stock ($0.275 per share)	(6,169)	—	—	—	—	(6,169)	—
Balance at June 30, 2020	$898,261	$26,552	$198,947	$(129,212)	$(172,203)	$973,345	$832

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 6,680 shares of common stock under stock option plan	392	7	385	—	—	—	—

Purchase of 160,780 shares of common stock	(13,753)	—	—	(13,753)	—	—	—

Stock-based and deferred compensation	4,159	52	5,427	(1,320)	—	—	—

Net income	63,382	—	—	—	—	63,252	130

Other comprehensive income	(36,044)	—	—	—	(36,033)	—	(11)

Cash dividends paid:
Common stock ($0.550 per share)	(12,371)	—	—	—	—	(12,371)	—
Balance at June 30, 2020	$898,261	$26,552	$198,947	$(129,212)	$(172,203)	$973,345	$832
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at June 30, 2021, and December 31, 2020, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2021, and December 31, 2020, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $614,000 and $617,000 as of June 30, 2021 and December 31, 2020, respectively):

(In thousands)	June 30, 2021	December 31, 2020
Fair value	$248,832	$210,370
Carrying value	239,495	199,286

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2021, and December 31, 2020, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2021	Level 1	Level 2	Level 3
Mutual fund assets	$32,576	$32,576	$—	$—
Derivative assets:
Foreign currency contracts	256	—	256	—
Total assets at fair value	$32,832	$32,576	$256	$—
Derivative liabilities:
Foreign currency contracts	$2	$—	$2	$—

(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Mutual fund assets	$30,652	$30,652	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$30,987	$30,652	$335	$—
Derivative liabilities:
Foreign currency contracts	$566	$—	$566	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2021, and December 31, 2020, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $45,745,000 and $48,336,000, respectively.

The fair values of the derivative instruments held by the Company on June 30, 2021, and December 31, 200, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three- and six-month periods ended June 30, 2021 and 2020, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and six-month periods ended June 30, 2021 and 2020, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.	STOCK-BASED COMPENSATION

On June 30, 2021, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and

SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2021	2020	2021	2020
$2,807	$2,989	$5,346	$4,191

The increase in stock-based compensation expense for the first six months of 2021 compared to the first six months of 2020 was primarily attributable to performance awards and cash-settled SARs. The increase in performance awards compensation expense reflects management’s assessment of profitability performance targets. The increase in cash-settled SARS compensation expense reflects an increase in the market value of Company stock during the first half of 2021 versus a decrease in the market value of Company stock during the first half of 2020.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Stock options	$3,255	$1,993
Stock awards	7,995	5,313
SARs	7,055	4,341

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2021 grants of:

Shares
Stock options	66,134
Stock awards (at target)	41,228
SARs	142,451

The unrecognized compensation costs at June 30, 2021, are expected to be recognized over weighted-average periods of 2.0 years for stock options, SARs and stock awards.

6.	INVENTORIES

The composition of inventories at June 30, 2021, and December 31, 2020, was as follows:

(In thousands)	June 30, 2021	December 31, 2020
Finished goods	$160,467	$148,878
Raw materials	105,621	69,905
Total inventories	$266,088	$218,783

7.	LEASES

The Company’s operating leases are primarily comprised of railcar, real estate, storage tank, auto, trailer and manufacturing/office equipment leases. Railcars and real estate comprise approximately 23 percent and 63 percent, respectively, of the Company’s consolidated ROU asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for new corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of June 30, 2021, the Company had railcar leases, valued at approximately $3,154,000, that had not commenced. These leases will commence in the third quarter of 2021 and the first quarter of 2022.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the five countries identified above represents approximately 98 percent of the Company’s consolidated ROU asset balance. Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021
Lease Cost
Operating lease cost	$3,844	$7,570
Short-term lease cost	1,284	2,553
Variable lease cost	222	505
Total lease cost	$5,350	$10,628
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,688	$6,977
Right-of-use assets obtained in exchange for operating lease liabilities	1,003	13,630

The following table outlines maturities of lease liabilities as of June 30, 2021:

(In thousands)
Undiscounted Cash Flows:
2021 (excluding the six months ended June 30, 2021)	$7,432
2022	13,516
2023	11,119
2024	7,032
2025	5,336
Subsequent to 2025	39,610
Total Undiscounted Cash Flows	$84,045
Less: Imputed interest	(13,301)
Present value	$70,744
Current operating lease liabilities (1)	12,564
Non-current operating lease liabilities	58,180
Total lease liabilities	$70,744

(1)	This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 Years
Weighted-average discount rate-operating leases	3.0%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2021, the Company estimated a range of possible environmental losses and legal losses of $22,459,000 to $40,890,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range.  These accruals totaled $22,459,000 at June 30, 2021 and $22,884,000 at December 31, 2020. Although the Company believes that its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $1,267,000 and $3,075,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2021:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998, lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2020, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager, which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,105,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2021. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Millsdale, Illinois and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from current recorded liability.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest cost	$1,177	$1,421	$2,354	$2,842
Expected return on plan assets	(2,586)	(2,437)	(5,171)	(4,874)
Amortization of net actuarial loss	1,144	1,052	2,288	2,104
Net periodic benefit cost (income)	$(265)	$36	$(529)	$72

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest cost	$91	$107	$179	$216
Expected return on plan assets	(81)	(133)	(162)	(267)
Amortization of net actuarial loss	18	19	35	38
Net periodic benefit cost (income)	$28	$(7)	$52	$(13)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $274,000 is expected to be paid related to the unfunded non-qualified plans in 2021. Of such amount, $171,000 had been paid related to the non-qualified plans as of June 30, 2021.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2021. Of such amount, $272,000 had been contributed to the plan as of June 30, 2021.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement contributions plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the six months ended June 30, 2021 and 2020, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  In 2020 and 2021, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Retirement savings contributions	$1,978	$1,950	$4,017	$3,708
Profit sharing contributions plan	1,865	1,483	3,731	2,458
Total defined contribution plan expenses	$3,843	$3,433	$7,748	$6,166

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2021, the balance of the trust assets was $2,111,000, which equaled the balance of the supplemental plan liabilities.  See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$43,278	$35,707	$83,889	$63,252
Weighted-average number of common shares outstanding	22,952	22,923	22,963	22,973
Basic earnings per share	$1.89	$1.56	$3.65	$2.75

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$43,278	$35,707	$83,889	$63,252
Weighted-average number of shares outstanding	22,952	22,923	22,963	22,973
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	152	100	146	101
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	1	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	190	125	181	127
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	50	35	47	33
Weighted-average shares applicable to diluted earnings	23,345	23,184	23,338	23,235
Diluted earnings per share	$1.85	$1.54	3.59	$2.72

(1) No options/SARs to acquire shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2021, respectively. Options/SARs to acquire 253,448 and 254,868 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2020, respectively. Inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2020	$(145,219)	$(31,397)	$70	$(176,546)
Other comprehensive income before reclassifications	3,537	—	—	3,537
Amounts reclassified from AOCI	—	808	(2)	806
Net current-period other comprehensive income	3,537	808	(2)	4,343
Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)

Balance at March 31, 2021	$(125,516)	$(28,987)	$61	$(154,442)
Other comprehensive income before reclassifications	15,149	—	—	15,149
Amounts reclassified from AOCI	—	876	(3)	873
Net current-period other comprehensive income	15,149	876	(3)	16,022
Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)

Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(37,645)	—	—	(37,645)
Amounts reclassified from AOCI	—	1,616	(4)	1,612
Net current-period other comprehensive income	(37,645)	1,616	(4)	(36,033)
Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)

Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(3,284)	—	—	(3,284)
Amounts reclassified from AOCI	—	1,750	(5)	1,745
Net current-period other comprehensive income	(3,284)	1,750	(5)	(1,539)
Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)

Information regarding the reclassifications out of AOCI for the three- and six-month periods ended June 30, 2021 and 2020, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Consolidated Statements of Income
	2021	2020	2021	2020
Amortization of defined benefit pension actuarial losses	$(1,162)	$(1,071)	$(2,323)	$(2,142)	(2)
	286	263	573	526	Tax benefit
	$(876)	$(808)	$(1,750)	$(1,616)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	2	5	4	Cost of sales
	3	2	5	4	Total before tax
	—	—	—	—	Tax benefit
	$3	$2	$5	$4	Net of tax
Total reclassifications for the period	$(873)	$(806)	$(1,745)	$(1,612)	Net of tax

(1)	Amounts in parentheses denote expense to statement of income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost.  See Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2021 and 2020, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Segment Net Sales
Surfactants	$384,002	$332,335	$754,938	$659,406
Polymers	190,538	112,409	340,923	218,900
Specialty Products	20,971	15,805	37,390	32,230
Total	$595,511	$460,549	$1,133,251	$910,536

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2021 and 2020, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Segment Operating Income
Surfactants	$45,896	$48,503	$99,106	$84,659
Polymers	23,025	15,527	40,976	23,043
Specialty Products	6,977	3,226	9,610	7,210
Segment operating income	75,898	67,256	149,692	114,912
Business restructuring	(114)	(225)	(195)	(582)
Unallocated corporate expenses (1)	(19,127)	(22,408)	(38,926)	(29,703)
Consolidated operating income	56,657	44,623	110,571	84,627
Other Income (Expense)
Interest, net	(1,567)	(1,259)	(3,091)	(2,489)
Other, net	2,758	4,437	3,504	1,175
Income before provision for income taxes	$57,848	$47,801	$110,984	$83,313

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

As of June 30, 2021, the Company had $641,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $773,000 of revenue in the first six months of 2021 from pre-existing contract liabilities at December 31, 2020. During 2020 the Company recognized $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. This deferred revenue will be recognized over the period of the contract. As of June 30, 2021, no revenue has been recognized from this contract.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2021 and 2020. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended June 30, 2021
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$221,645	$95,591	$17,818	$335,054
Europe	65,339	82,453	2,436	150,228
Latin America	79,968	986	717	81,671
Asia	17,050	11,508	—	28,558
Total	$384,002	$190,538	$20,971	$595,511

	For the Three Months Ended June 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$207,571	$68,780	$13,329	$289,680
Europe	55,812	32,692	2,476	90,980
Latin America	56,194	463	—	56,657
Asia	12,758	10,474	—	23,232
Total	$332,335	$112,409	$15,805	$460,549

	For the Six Months Ended June 30, 2021
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$442,580	$166,469	$31,755	$640,804
Europe	136,433	150,753	4,918	292,104
Latin America	140,137	1,976	717	142,830
Asia	35,788	21,725	—	57,513
Total	$754,938	$340,923	$37,390	$1,133,251

	For the Six Months Ended June 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$415,517	$130,621	$26,823	$572,961
Europe	115,472	69,252	5,407	190,131
Latin America	102,704	1,102	—	103,806
Asia	25,713	17,925	—	43,638
Total	$659,406	$218,900	$32,230	$910,536

14.	DEBT

At June 30, 2021, and December 31, 2020, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2021	December 31, 2020
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $251 and $273 for 2021 and 2020, respectively)	2021-2027	$99,749	$99,727
3.86% (net of unamortized debt issuance cost of $208 and $236 for 2021 and 2020, respectively)	2021-2025	56,935	71,193
4.86% (net of unamortized debt issuance cost of $89 and $108 for 2021 and 2020, respectively)	2021-2023	27,768	27,749
2.30% (net of unamortized debt issuance cost of $66 and $0 for 2021 and 2020, respectively)	2024-2028	49,934	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2021	4,495	—
Total debt		$238,881	$198,669
Less current maturities		42,352	37,857
Long-term debt		$196,529	$160,812

On June 10, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50,000,000 in aggregate principal amount of 2.30% Senior Notes, Series 2021-A, due June 10, 2028 (the Series 2021-A Notes). The Series 2021-A Notes bear interest at a fixed rate of 2.30%, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. The proceeds of the issuance of the Series 2021-A Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default.

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2021, the Company had outstanding letters of credit totaling $6,993,000 and no borrowings under the revolving credit agreement. There was $343,007,000 available under the revolving credit agreement as of June 30, 2021.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $434,265,000 and $373,884,000 at June 30, 2021 and December 31, 2020, respectively.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Foreign exchange (losses) gains	$106	$423	$(229)	$991
Investment income	189	93	495	168
Realized and unrealized gains on investments	2,227	3,950	2,761	75
Net periodic pension benefit cost	236	(29)	477	(59)
Other, net	$2,758	$4,437	$3,504	$1,175

16.	BUSINESS RESTRUCTURING

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of June 30, 2021, an aggregate of $2,392,000 shut down related expense has been recognized at the site. In the first quarter of 2020, the Company recognized $79,000 of decommissioning expenses at the site. The Company finalized shut down of the plant in 2020 and no more expenses associated with the restructuring are expected.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2021. As of June 30, 2021, $8,812,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,168,000 for other expenses, principally site decommissioning costs. The Company recognized $114,000 and $225,000 of decommissioning expenses in the second quarter of 2021 and 2020, respectively. The Company recognized $195,000 and $503,000 of decommissioning expenses in the first six months of 2021 and 2020, respectively.
17.	ACQUISITIONS

2021 Acquisitions

INVISTA Acquisition

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances its business continuity capabilities for the market. The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities for both plants, will allow Stepan to support future market growth in a capital efficient way. The purchase price was $165,000,000, plus $21,560,000 of working capital and $3,000,000 of associated value-added taxes (VAT) and was paid in cash.  Immaterial working capital adjustments were finalized and paid during the second quarter of 2021. The working capital acquired included $5,000,000 of cash.  The acquisition has been accounted for as a business combination, and the acquired operations are included in the Company’s Polymer segment in the first six months of 2021. The assets acquired and liabilities assumed as part of the acquisition were measured and recorded at estimated fair value. The purchase price allocation remains preliminary as of June 30, 2021 pending finalization of the fair value of intangibles and property, plant and equipment. The principle valuation techniques employed include cost and market approaches (PP&E), relief from royalty method under the income approach (trade name and technology/know) and multi-period excess earnings method under the income approach (customer relationships). The following table summarizes the preliminary purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,400
Identifiable intangibles assets	45,500
Goodwill	65,100
Total assets acquired	$165,000

The acquired goodwill includes proprietary and intellectual property, brand recognition, business continuity benefits and marketing, manufacturing and supply chain synergies of the new business with the Company’s existing Polymer business. The acquired goodwill has been assigned to the Polymers segment and is deductible for tax purposes. Identifiable intangible assets included technology and manufacturing know-how ($13,000,000), trademarks ($8,000,000) and customer relationships ($24,500,000). The amortization periods for know-how and trademarks have initially been estimated to be in the range of 7 to 8 years. The amortization period for customer relationships has initially been estimated to be in the range of 12 to 14 years. As of June 30, 2021, in addition to the purchase price, the Company also paid $3,551,000 of acquisition-related expenses that primarily included legal, consulting, valuation and accounting services. For the three and six months ended June 30, 2021, the

Company incurred $319,000 and $1,604,000 of acquisition-related expenses, respectively. These costs were included in the Administrative expenses line in the Company’s condensed consolidated statement of income.

The following table reflects pro forma financial information prepared under the assumption that the acquisition of the INVISTA aromatic polyester polyol business occurred on January 1, 2020.

Pro Forma Financial Information

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Net Sales	$595,511	$480,949	$1,145,690	$956,836
Net Income Attributable to Stepan Company	$43,520	$34,723	$86,632	$63,325

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have been achieved by the Company had the acquisition occurred on January 1, 2020. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment related to acquired plant assets, tax expense and management assumptions related to INVISTA’s legacy carved-out financial statements. In addition, non-recurring adjustments to pro forma net income include $1,604,000 of acquisition-related expenses. Such expenses were excluded from 2021 pro forma net income and included in 2020 pro forma net income.

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

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company, through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired was integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). The purchase price of the acquisition was $14,000,000, plus associated value-added taxes (VAT). As of June 30, 2021, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair value. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effect of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates. The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. If elected, the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions. The amendments in this update may be implemented between March 12, 2020 and December 31, 2022. The guidance should be applied prospectively. The Company has not currently utilized any of the optional expedients of exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 67 percent of Company consolidated net sales for the first six months of 2021, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

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

o

In March 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The Company has focused its efforts to further develop, integrate and commercialize these unique surfactants moving forward.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers. See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

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

o

In February 2021, the Company acquired a fermentation plant located in Lake Providence, Louisiana.  The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts.  See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

•

Polymers – Polymers, which accounted for 30 percent of consolidated net sales for the first six months of 2021, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Millsdale, Illinois, and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below).  Phthalic anhydride is manufactured at the Company’s Millsdale, Illinois site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany and Vlissingen, Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymers earnings during the first half of 2020.

o

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way. See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first six months of 2021, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement, and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

2021 Acquisitions

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way.  This acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their preliminary fair values.   The purchase price of the acquisition was $165.0 million, plus $21.5 million of working capital and $3.0 million of associated value-added taxes (VAT).  The working capital acquired included $5.0 million of cash.  The acquisition was paid with cash on hand.  See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

In February 2021, the Company acquired a fermentation plant located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts.  This acquisition was accounted for as an asset acquisition.  The purchase price of the acquisition was $3.5 million and was paid with cash on hand.  See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company income and expenses. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
	For the Three Months Ended June 30
(In millions)	2021	2020	Change
Deferred Compensation (Administrative expenses)	$(1.0)	$(6.5)	$5.5	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.2	3.8	(1.6)
Investment Income (Other, net)	0.2	0.1	0.1
Pretax Income Effect	$1.4	$(2.6)	$4.0

	Income (Expense)
	For the Six Months Ended June 30
(In millions)	2021	2020	Change
Deferred Compensation (Administrative expenses)	$(3.7)	$0.8	$(4.5)	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.6	0.2	2.4
Investment Income (Other, net)	0.5	0.2	0.3
Pretax Income Effect	$(0.6)	$1.2	$(1.8)
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
				Increase
(In millions)	2021	2020	Increase	Due to Foreign Translation
Net Sales	$595.5	$460.5	$135.0	$20.3
Gross Profit	111.7	98.5	13.2	2.7
Operating Income	56.7	44.6	12.1	1.7
Pretax Income	57.8	47.8	10.0	1.9

	Six Months Ended June 30
				Increase
(In millions)	2021	2020	Increase	Due to Foreign Translation
Net Sales	$1,133.3	$910.5	$222.8	$24.6
Gross Profit	220.7	177.8	42.9	2.9
Operating Income	110.6	84.6	26.0	1.6
Pretax Income	111.0	83.3	27.7	2.0

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020

Summary

Net income attributable to the Company in the second quarter of 2021 increased 21 percent to $43.3 million, or $1.85 per diluted share, from $35.7 million, or $1.54 per diluted share, in the second quarter of 2020. Adjusted net income increased 10 percent to $42.2 million, or $1.81 per diluted share, from $38.3 million, or $1.65 per diluted share, in 2020 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2021 compared to the second quarter of 2020. A detailed discussion of segment operating performance for the second quarter of 2021 compared to the second quarter of 2020 follows the summary.

Consolidated net sales increased $135.0 million, or 29 percent, between quarters. Higher average selling prices favorably impacted the quarter-over-quarter change in net sales by $92.0 million.  The increase in average selling prices was mainly due to the pass-through of higher raw material costs and more favorable customer and product mix.  Consolidated sales volume increased five percent, which had an $22.7 million favorable impact on the change in net sales. Sales volume in the Polymer and Specialty Products segments increased 44 percent and 17 percent, respectively.   The increase in Polymer sales volume was primarily attributable to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 delays and cancellations of re-roofing and new construction projects.  The Specialty Products sales volume growth primarily reflects order timing differences within the food and flavor business.  Sales volume in the Surfactant segment decreased six percent quarter-over-quarter mostly due to lower sales volume in the consumer product end markets.  The consumer product business was negatively impacted by feedstock supply issues following the first quarter 2021 severe weather in Texas, customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the pandemic peak in 2020.   Foreign currency translation favorably impacted the change in net sales by $20.3 million due to a weaker U.S. dollar against all currencies where the Company has foreign operations.

Operating income for the second quarter of 2021 increased $12.0 million, or 27 percent, versus operating income for the second quarter of 2020.  Polymer and Specialty Products operating income increased $7.5 million and $3.8 million, respectively.  Surfactant operating income decreased $2.6 million versus the second quarter of 2020.  Corporate expenses, including business restructuring and deferred compensation expenses, decreased $3.4 million quarter-over-quarter.  Deferred compensation and business restructuring expenses decreased $5.5 million and $0.1 million, respectively.  Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $2.2 million quarter-over-quarter.  Foreign currency translation has a $1.7 million positive impact on operating income in the second quarter of 2021 versus the prior year quarter.

Operating expenses (including deferred compensation and business restructuring expenses) increased $1.2 million, or two percent between quarters.  Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $2.1 million, or 16 percent, primarily due higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Administrative expenses increased $3.2 million, or 16 percent, primarily due to higher acquisition-related expenses, insurance premiums, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020).

•

Research, development, and technical service (R&D) expenses increased $1.5 million, or 11 percent primarily due to higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Deferred compensation expense decreased $5.5 million quarter-over-quarter primarily due to a $6.84 per share decrease in the market price of Company common stock in the second quarter of 2021 compared to a $8.64 per share increase in the second quarter of 2020.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.1 million in the second quarter of 2021 versus $0.2 million in the second quarter of 2020. The 2021 and 2020 restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada.  See Note 16, Business Restructuring, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the second quarter of 2021 increased $0.3 million, or 24 percent, versus the second quarter of 2020.  This increase was primarily due to lower interest income resulting from lower interest rates due to global market conditions and higher interest expense related to revolving credit agreement borrowings.  Partially offsetting the above was lower interest expense resulting from scheduled debt repayments.

Other, net was $2.8 million of income in the second quarter of 2021 versus $4.4 million of income in the second quarter of 2020.  The Company recognized $2.4 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2021 compared to $4.0 million of investment income in the second quarter of 2020.  In addition, the Company reported $0.1 million of foreign exchange gains in the second quarter of 2021 versus $0.4 million of foreign exchange gains in the second quarter of 2020.  The Company also reported $0.2 million of higher net periodic pension cost benefits in the second quarter of 2021 versus the prior year quarter.

The Company’s effective tax rate was 25.1 percent for the second quarter of 2021 compared to 25.0 percent for the second quarter of 2020.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2021	2020		Change
Surfactants	$384,002	$332,335	$51,667	16
Polymers	190,538	112,409	78,129	70
Specialty Products	20,971	15,805	5,166	33
Total Net Sales	$595,511	$460,549	$134,962	29

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2021	2020	(Decrease)	Change
Surfactants	$45,896	$48,503	$(2,607)	-5
Polymers	23,025	15,527	7,498	48
Specialty Products	6,977	3,226	3,751	116
Segment Operating Income	$75,898	$67,256	$8,642	13
Corporate Expenses, Excluding Deferred Compensation and Restructuring	18,169	15,944	2,225	14
Deferred Compensation Expense	958	6,464	(5,506)	-85
Business Restructuring	114	225	(111)	-49
Total Operating Income	$56,657	$44,623	$12,034	27

Surfactants

Surfactant net sales for the second quarter of 2021 increased $51.7 million, or 16 percent, versus net sales for the second quarter of 2020.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $58.6 million and $14.4 million, respectively. The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs.  A six percent decrease in sales volume negatively impacted the change in net sales by $21.3 million.  Lower sales volume in the consumer product end markets accounted for most of the sales volume decrease.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2021	2020		Change
North America	$221,645	$207,571	$14,074	7
Europe	65,339	55,812	9,527	17
Latin America	79,968	56,194	23,774	42
Asia	17,050	12,758	4,292	34
Total Surfactants Segment	$384,002	$332,335	$51,667	16

Net sales for North American operations increased $14.1 million, or seven percent, between quarters.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $32.4 million and $0.9 million, respectively.  The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume declined nine percent and negatively impacted the change in net sales by $19.2 million.  Lower sales volume in the consumer product end markets accounted for most of the decline.  Higher customer demand for products sold to our distribution partners and into the functional product and institutional cleaning end markets partially offset the foregoing decline. The consumer products business was negatively impacted by feedstock supply issues following the first quarter 2021 severe weather in Texas, customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the pandemic peak in 2020.

Net sales for European operations increased $9.5 million, or 17 percent, between quarters.  The favorable impact of foreign currency translation and higher average selling prices positively impacted the change in net sales by $7.3 million and $5.7 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the positive foreign currency translation effect.  The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs. Sales volume declined six percent and negatively impacted the change in net sales by $3.4 million.  Most of the sales volume decline reflects lower demand for consumer cleaning products versus the pandemic demand peak in 2020.

Net sales for Latin American operations increased $23.8 million, or 42 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $18.8 million and $5.5 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs and $2.1 million of revenue recognition related to a VAT tax recovery. A weaker U.S. dollar relative to the Mexican peso led to most of the favorable foreign currency effect.  Sales volume declined one percent and had a $0.5 million unfavorable impact on the change in net sales.  The sales volume decline was largely attributable to lower ether sulfate sales due to feedstock supply constraints in Mexico.

Net sales for Asian operations increased $4.3 million, or 34 percent, quarter-over-quarter.  A 15 percent increase in sales volume, higher average selling prices, and the favorable impact of foreign currency translation positively impacted the change in net sales by $1.9 million, $1.6 million and $0.8 million, respectively.  The sales volume growth was largely due to higher demand for products sold to our distribution partners and into the agricultural end market.  The higher average selling prices were primarily due to pass-through of higher raw material costs and more favorable product and customer mix.

Surfactant operating income for the second quarter of 2021 decreased $2.6 million, or five percent, versus operating income for the second quarter of 2020.  Gross profit increased $1.0 million in the second quarter of 2021 versus the second quarter of 2020 and operating expenses increased $3.6 million, or 15 percent.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$44,412	$46,221	$(1,809)	-4
Europe	8,478	9,387	(909)	-10
Latin America	17,330	12,315	5,015	41
Asia	2,837	4,118	(1,281)	-31
Surfactants Segment Gross Profit	$73,057	$72,041	$1,016	1
Operating Expenses	27,161	23,538	3,623	15
Surfactants Segment Operating Income	$45,896	$48,503	$(2,607)	-5

Gross profit for North American operations decreased four percent, or $1.8 million, between quarters primarily due to a nine percent decline in sales volume.  The decline in sales volume negatively impacted the change in gross profit by $4.3 million.  Lower sales volume in the consumer product end markets accounted for most of the decline.  Higher customer demand for products sold to our distribution partners and into the functional product and institutional cleaning end markets partially offset the above.  Higher average unit margins positively impacted the change in gross profit by $2.5 million.  The higher unit margins reflect a more favorable product and customer mix that was largely offset by higher supply chain costs due to inflationary pressures (inclusive of transportation costs) and higher planned maintenance ($2.2 million).

Gross profit for European operations decreased $0.9 million, or ten percent, primarily due to lower average unit margins and a six percent decline in sales volume.  These items negatively impacted the change in gross profit by $1.1 million and $0.6 million, respectively.  Most of the sales volume decline reflects lower demand for consumer cleaning products versus the pandemic peak in

2020.  The favorable impact of foreign currency translation positively impacted the change in gross profit by $0.8 million and reflects a weaker U.S. dollar relative to the European euro and British pound sterling.

Gross profit for Latin American operations increased $5.0 million, or 41 percent, between quarters primarily due to higher average unit margins and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $4.1 million and $1.0 million, respectively.  The higher unit margins were largely due to $2.1 million of revenue recognition related to a VAT tax recovery during the second quarter of 2021.  Slightly lower sales volume negatively impacted the change in gross profit by $0.1 million.

Gross profit for Asia operations decreased $1.3 million or 31 percent, between quarters primarily due to lower average unit margins. The lower unit margins negatively impacted the change in gross profit by $1.9 million and primarily reflect higher raw material costs and higher unit overhead costs in Singapore due to unfavorable production timing differences.  Sales volume growth of 15 percent partially offset the above and positively impacted the change in gross profit by $0.6 million.

Operating expenses for the Surfactant segment increased $3.6 million, or 15 percent, in the second quarter of 2021 versus the second quarter of 2020. This increase was mainly due to higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

Polymers

Polymers net sales for the second quarter of 2021 increased $78.1 million, or 70 percent, versus net sales for the same period of 2020.  A 44 percent increase in sales volume favorably impacted the change in net sales by $48.9 million.  The sales volume growth primarily reflects the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business and ongoing recovery from COVID-19 related delays and cancellations of re-roofing and new construction projects.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $23.5 million and $5.7 million, respectively.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2021	2020		Change
North America	$95,591	$68,780	$26,811	39
Europe	82,453	32,692	49,761	152
Asia and Other	12,494	10,937	1,557	14
Total Polymers Segment	$190,538	$112,409	$78,129	70

Net sales for North American operations increased $26.8 million, or 39 percent, primarily due to a 35 percent increase in sales volume.  The increase in sales volume positively impacted the change in net sales by $24.2 million.  Sales volume of polyols used in rigid foam applications increased 23 percent during the quarter primarily due to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects. Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased 2 percent. Sales volume of phthalic anhydride and specialty polyols increased 71 percent and 85 percent, respectively, due to stronger demand within these markets following the peak of the COVID-19 pandemic.  The phthalic anhydride sales volume improvement was also attributable to the non-recurrence of the Millsdale plant power outage in 2020. Higher average selling prices positively impacted the change in net sales by $2.6 million. The higher average selling prices were mainly due to the pass-through of higher raw material costs.

Net sales for European operations increased $49.8 million, or 152 percent, quarter-over-quarter. A 79 percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $25.8 million and $19.6 million, respectively.  The increase in sales volume is primarily due to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects.  Sales volume, excluding the impact of the INVISTA acquisition, increased 23 percent.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.  The favorable impact of foreign currency translation positively impacted the change in net sales by $4.4 million.

Net sales for Asia and Other operations increased $1.6 million, or 14 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $1.3 million each.  Sales volume declined 10 percent quarter-over-quarter and negatively impacted the change in net by $1.0 million.

Polymers operating income for the second quarter of 2021 increased $7.5 million, or 48 percent, versus operating income for the second quarter of 2020.  Gross profit increased $8.4 million, or 38 percent, and operating expenses were up $0.8 million, or 13 percent.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$15,869	$12,705	$3,164	25
Europe	13,314	6,195	7,119	115
Asia and Other	1,479	3,379	(1,900)	-56
Polymers Segment Gross Profit	$30,662	$22,279	$8,383	38
Operating Expenses	7,637	6,752	885	13
Polymers Segment Operating Income	$23,025	$15,527	$7,498	48

Gross profit for North American operations increased $3.2 million, or 25 percent, primarily due to a 35 percent increase in sales volume. The higher sales volume positively impacted the quarter-over-quarter change in gross profit by $4.5 million. Partially offsetting the higher volume were lower average unit margins, which negatively impacted the change in gross profit by $1.3 million.  The lower unit margins in 2021 primarily reflect higher supply chain costs due to inflationary pressures (inclusive of transportation costs), higher planned maintenance ($0.3 million) and the rapid rise in feedstock costs.

Gross profit for European operations increased $7.1 million, or 115 percent, versus the second quarter of 2021. A 79% increase in sales volume, higher average unit margins and the favorable impact of foreign currency translation positively impacted the quarter-over-quarter change in gross profit by $4.9 million, $1.5 million and $0.7 million, respectively.

Gross profit for Asia and Other operations declined $1.9 million, or 56 percent, between quarters.  Lower average unit margins and a 10 percent decline in sales volume negatively impacted the quarter-over-quarter change in gross profit by $1.8 million and $0.3 million, respectively.  The lower unit margins are primarily due to the non-recurrence of a second quarter 2020 partial government reimbursement related to the government-mandated China joint venture (JV) shutdown in 2012 ($1.1 million).  The favorable impact of foreign currency translation positively impacted the change in gross profit by $0.2 million.

Operating expenses for the Polymers segment increased $0.9 million, or 13 percent, in the second quarter of 2021 versus the second quarter of 2020.

Specialty Products

Net sales for the second quarter of 2021 increased $5.2 million, or 33 percent, versus net sales for the second quarter of 2020.  This increase reflects sales volume growth of 17 percent and higher average selling prices.  Gross profit and operating income increased $3.7 million and $3.8 million, respectively.  The improvements in gross profit and operating income were primarily attributable to order timing differences within the food and flavor business and improved margins within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $3.4 million between quarters. Corporate expenses were $19.2 million in the second quarter of 2021 versus $22.6 million in 2020. This decrease was primarily attributable to lower deferred compensation expense ($5.5 million) that was partially offset by higher acquisition-related expenses, insurance premiums, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020).

The $5.5 million decrease in deferred compensation expense was primarily due to a $6.84 per share decrease in the market price of Company common stock in the second quarter of 2021 compared to a $8.64 per share increase in the second quarter of 2020. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2021 and 2020:

	2021		2020
	June 30	March 31	June 30	March 31
Company Common Stock Price	$120.27	$127.11	$97.10	$88.46

Six Months Ended June 30, 2021 and 2020

Summary

Net income attributable to the Company in the first half of 2021 increased 33 percent to $83.9 million, or $3.59 per diluted share, from $63.3 million, or $2.72 per diluted share, in the first half of 2020. Adjusted net income was $84.6 million, or 3.62 per diluted share, versus $62.5 million or $2.69 per diluted share, in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income.  A detailed discussion of segment operating performance for the first half of 2021 compared to the first half of 2020 follows the summary.

Consolidated net sales increased $222.7 million, or 24 percent, between years.  Higher average selling prices, a six percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $146.9 million, $51.3 million, and $24.5 million, respectively.  The increase in average selling prices was primarily due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume in the Polymer and Specialty Product segments increased 39 percent and 11 percent, respectively.  The increase in Polymer sales volume was primarily attributable to the first quarter 2021 INVISTA aromatic polyester polyol acquisition, the gradual recovery from COVID-19 delays and cancellations of re-roofing and new construction projects, and the non-recurrence of the power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020.  Sales volume for the Surfactant segment declined 3 percent year-over-year mostly due to lower volumes in the consumer product end markets.  The consumer product business was negatively impacted by feedstock supply issues following the first quarter 2021 severe weather in Texas, customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the pandemic peak in 2020. The favorable foreign currency translation reflects a weaker U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income for the first half of 2021 increased $25.9 million, or 31 percent, versus operating income for the first half of 2020.  Polymer, Surfactant and Specialty Products operating income increased $17.9 million, $14.4 million, and $2.4 million, respectively.  Corporate expenses, including business restructuring and deferred compensation expenses, increased $8.8 million year-over-year. Deferred compensation expense increased $4.5 million while business restructuring expenses decreased $0.4 million between years.  Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $4.7 million between years largely due to higher acquisition-related expenses, insurance premiums, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020). Foreign currency translation has a $1.6 million positive impact on operating income in the second quarter of 2021 versus the prior year quarter.

Operating expenses (including deferred compensation and business restructuring expenses) increased $17.0 million, or 18 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $3.0 million, or 11 percent, year-over-year mainly due to higher salaries and incentive-based compensation expenses, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Administrative expenses increased $7.0 million, or 18 percent, year-over-year primarily due to higher acquisition-related expenses, insurance premiums, salaries and incentive-based compensation expenses, cloud application costs, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

R&D expenses increased $2.8 million, or 10 percent, year-over-year primarily due to higher salaries and incentive-based compensation expenses, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Deferred compensation expense increased $4.5 million year-over-year primarily due to a $0.95 per share increase in the market price of Company common stock during the first six months of 2021 compared to a $5.34 per share decrease in the first half of 2020.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses were $0.2 million in the first half of 2021 compared to $0.6 million in the first half of 2020. The 2021 restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada.  The 2020 restructuring expenses were comprised of decommissioning costs associated with the 2016 Canadian plant closure ($0.5 million) and decommissioning costs associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million).

Net interest expense for the first half of 2021 increased $0.6 million, or 24 percent, compared to net interest expense for the first half of 2020. This increase was primarily due to lower interest income resulting from lower interest rates due to global market conditions and higher interest expense related to revolving credit agreement borrowings. Partially offsetting the above was lower interest expense resulting from scheduled debt repayments.

Other, net was $3.5 million of income for the first half of 2021 compared to $1.2 million of income for the first half of 2020.  The Company recognized $3.3 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2021 compared to $0.2 million of income in the first half of 2020.  In addition, the Company reported foreign exchange losses of $0.2 million in the first half of 2021 versus $1.0 million of foreign exchange gains in the first half of 2020.  The Company also reported $0.5 million of lower net periodic pension costs in the first half of 2021 versus the first half of the prior year.

The Company’s effective tax rate was 24.4 percent in the first half of 2021 compared to 23.9 percent in the first half of 2020.  The year-over-year increase was primarily attributable to a less favorable geographical mix of income in 2021 that was partially offset by higher tax benefits derived from stock-based compensation awards exercised or distributed in the first half of 2021 versus the first half of 2020.

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2021	2020		Change
Surfactants	$754,938	$659,406	$95,532	14
Polymers	340,923	218,900	122,023	56
Specialty Products	37,390	32,230	5,160	16
Total Net Sales	$1,133,251	$910,536	$222,715	24

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2021	2020	(Decrease)	Change
Surfactants	$99,106	$84,659	$14,447	17
Polymers	40,976	23,043	17,933	78
Specialty Products	9,610	7,210	2,400	33
Segment Operating Income	$149,692	$114,912	$34,780	30
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$35,274	$30,562	$4,712	15
Deferred Compensation Expense	3,652	(859)	4,511	NA
Business Restructuring	195	582	(387)	-66
Total Operating Income	$110,571	$84,627	$25,944	31

Segment Results

Surfactants

Surfactants net sales for the first half of 2021 increased $95.5 million, or 14 percent, versus net sales for the first half of 2020.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $104.1 and $15.9 million, respectively.  The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs. A three percent decrease in sales volume negatively impacted the year-over-year change in net sales by $24.5 million.  Lower sales volume in the consumer product end markets accounted for most of the sales volume decrease.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	Increase	Percent Change
North America	$442,580	$415,517	$27,063	7
Europe	136,433	115,472	20,961	18
Latin America	140,137	102,704	37,433	36
Asia	35,788	25,713	10,075	39
Total Surfactants Segment	$754,938	$659,406	$95,532	14

Net sales for North American operations increased $27.1 million, or seven percent, year-over-year. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $54.8 million and $1.3 million, respectively.  The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume declined seven percent and negatively impacted the year-over-year change in net sales by $29.0 million. Lower sales volume in the consumer product end markets accounted for most of the decline.  Higher customer demand for products sold to our distribution partners and into the functional product and institutional cleaning end markets partially offset the above. The consumer products business was negatively impacted by feedstock supply issues following the first quarter 2021 severe weather in Texas, customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the pandemic peak in 2020.

Net sales for European operations increased $21.0 million, or 18 percent, year-over-year. The favorable impact of foreign currency translation and higher average selling prices positively impacted the change in net sales by $13.0 million and $10.9 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.  Sales volume decreased three percent and negatively impacted the change in net sales by $2.9 million year-over-year. Most of the sales volume decline reflects lower demand for consumer cleaning products versus the pandemic peak in 2020.

Net sales for Latin American operations increased $37.4 million, or 36 percent, primarily due to higher average selling prices and a three percent increase in sales volume.  These items positively impacted the year-over-year change in net sales by $34.2 million and $3.3 million, respectively.  The higher average selling prices reflect more favorable product and customer mix, the pass-through of higher raw material costs, and $2.1 million of revenue recognition in the second quarter of 2021 related to a VAT tax recovery.  The year-over-year increase in sales volume was mainly due to higher demand for products sold into the functional product end markets.  The unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $0.1 million.

Net sales for Asian operations increased $10.1 million, or 39 percent, year-over-year.  Higher average selling prices, a 16 percent increase in sales volume and the favorable impact of foreign exchange translation positively impacted the change in net sales by $4.3 million, $4.1 million, and $1.7 million, respectively.   The higher average selling prices were primarily due to the pass through of higher raw material costs and more favorable product and customer mix.  The sales volume growth was largely due to higher demand for products sold to our distribution partners and into the agricultural end market.

Surfactant operating income for the first half of 2021 increased $14.4 million, or 17 percent, versus operating income for the first half of 2020.  Gross profit increased $21.0 million, or 16 percent, year-over-year and operating expenses increased $6.7 million, or 14 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$98,468	$87,384	$11,084	13
Europe	19,741	18,885	856	5
Latin America	29,627	19,351	10,276	53
Asia	5,104	6,275	(1,171)	-19
Surfactants Segment Gross Profit	$152,940	$131,895	$21,045	16
Operating Expenses	53,834	47,236	6,598	14
Surfactants Segment Operating Income	$99,106	$84,659	$14,447	17

Gross profit for North American operations increased $11.1 million, or 13 percent, year-over-year primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $17.2 million and are primarily due to a more favorable product and customer mix.  Lower supply chain expenses, due to the non-recurrence of the Millsdale, Illinois plant power outage in the first quarter of 2020, partially offset by supply chain inflationary pressures (inclusive of transportation costs) and higher planned maintenance in the first half of 2021, also contributed to the higher unit margins. A seven percent decline in sales volume negatively impacted the change in gross profit by $6.1 million.  Lower sales volume in the consumer product end markets, partially offset by higher customer demand for products sold to our distribution partners and into the functional product and institutional cleaning end markets, accounted for most of the sales volume decline.

Gross profit for European operations increased $0.9 million, or five percent year-over-year.  The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.7 million.  A three percent decrease in sales volume and lower average unit margins negatively impacted the year-over-year change in gross profit by $0.4 million each.

Gross profit for Latin American operations increased $10.3 million, or 53 percent, primarily due to higher average unit margins and a three percent increase in sales volume.  These items positively impacted the change in gross profit by $10.0 million and $0.6 million, respectively.  The higher unit margins primarily reflect more favorable customer and product mix and $2.1 million of revenue recognition in the second quarter of 2021 related to a VAT tax recovery. The sales volume growth was primarily driven by higher demand for products sold into the functional product end markets.  The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $0.3 million.

Gross profit for Asian operations decreased $1.2 million, or 19 percent, primarily due to lower average unit margins.  The lower    unit margins negatively impacted the year-over-year change in gross profit by $2.3 million.  Sales volume growth of 16 percent and the favorable impact of foreign currency translation positively impacted the change in gross profit by $1.0 million and $0.1 million, respectively.

Operating expenses for the Surfactant segment increased $6.6 million, or 14 percent, year-over-year. Most of the increase was due to higher salaries and incentive-based compensation expenses, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

Polymers

Polymers net sales for the first half of 2021 increased $122.0 million, or 56 percent, versus net sales for the same period of 2020.  A 39 percent increase in sales volume favorably impacted the year-over-year change in net sales by $84.3 million. The higher sales volume primarily reflects the first quarter 2021 acquisition of INVISTA’s polyester polyol business as well as organic market growth driven by the ongoing recovery from COVID-19 related delays and cancellations of re-roofing and new construction projects.  Higher average selling prices and the favorable impact of foreign currency translation positively affected the year-over-year change in net sales by $29.4 million and $8.3 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2021	2020		Change
North America	$166,469	$130,621	$35,848	27
Europe	150,753	69,252	81,501	118
Asia and Other	23,701	19,027	4,674	25
Total Polymers Segment	$340,923	$218,900	$122,023	56

Net sales for North American operations increased $35.8 million, or 27 percent, primarily due to a 32 percent increase in sales volume.  The increase in sales volume positively impacted the change in net sales by $42.0 million.  Sales volume of polyols used in rigid foam applications increased 23 percent during the first half of 2021 primarily due to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects.  Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased four percent.  Sales volume of phthalic anhydride and specialty polyols increased 74 percent and 40 percent, respectively, due to stronger demand within these markets following the peak of the COVID-19 pandemic.  The phthalic anhydride sales volume improvement was also attributable to the non-recurrence of the Millsdale plant power outage in 2020. Lower average selling prices negatively impacted the change in net sales by $6.2 million.

Net sales for European operations increased $81.5 million, or 118 percent, year-over-year.  A 57 percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $39.6 million and $35.5 million, respectively.  The increase in sales volume is primarily due to the first quarter 2021 INVISTA polyester polyol business acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects.  Sales volume, excluding the impact of the INVISTA acquisition, increased 14 percent.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.  The favorable impact of foreign currency translation positively impacted the change in net sales by $6.4 million.

Net sales for Asia and Other operations increased $4.7 million, or 25 percent, due to the favorable impact of foreign currency translation, higher average selling prices and a seven percent increase in sales volume. These items positively impacted the change in net sales by $1.8 million, $1.6 million, and $1.3 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.

Polymer operating income for the first half of 2021 increased $17.9 million, or 78 percent, versus operating income for the first half of 2020.  Gross profit increased $19.4 million, or 53 percent, and operating expenses were up $1.5 million, or 11 percent, year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$29,140	$20,437	$8,703	43
Europe	24,310	11,847	12,463	105
Asia and Other	2,742	4,510	(1,768)	-39
Polymers Segment Gross Profit	$56,192	$36,794	$19,398	53
Operating Expenses	15,216	13,751	1,465	11
Polymers Segment Operating Income	$40,976	$23,043	$17,933	78

Gross profit for North American operations increased $8.7 million, or 43 percent, primarily due to a 32 percent increase in sales volume.  The higher sales volume positively impacted the year-over-year change in gross profit by $6.6 million.  Higher average unit margins also positively impacted the change in gross profit by $2.1 million.  A rapid rise in feedstock costs during the first half of 2021 resulted in lower average unit margins but this decline was more than offset by the non-recurrence of the of the first quarter 2020 power outage at the Company’s Millsdale, Illinois facility (which caused a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates).

Gross profit for European operations increased $12.5 million, or 105 percent, due to a 57 percent increase in sales volume, higher average unit margins and the favorable impact of foreign currency translation.  These items positively impacted the year-over-year change in gross profit by $6.8 million, $4.6 million and $1.1 million, respectively.

Gross profit for Asia and Other operations declined $1.8 million, or 39 percent, primarily due to lower average unit margins that negatively impacted the change in gross profit by $2.3 million.  The lower unit margins were partially due to the non-recurrence of a second quarter 2020 partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($1.1 million).  A seven percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million and $0.2 million, respectively.

Operating expenses for the Polymers segment increased $1.5 million, or 11 percent, year-over-year.

Specialty Products

Net sales for the first half of 2021 increased $5.2 million, or 16 percent, versus net sales for the first half of 2020.  This increase reflects sales volume growth of 11 percent and higher selling prices.  Gross profit and operating income increased $2.3 million and $2.4 million, respectively, year-over-year.  The improvements in gross profit and operating income were primarily due to order timing differences within the food and flavor business and improved margins within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $8.8 million between years.  Corporate expenses were $39.1 million in the first half of 2021 versus $30.3 million in the first half of 2020.  This increase was primarily attributable to higher deferred compensation expense ($4.5 million), acquisition-related expenses, insurance premiums, salaries and incentive-based compensation expenses, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) during the first half of 2021.

The $4.5 million increase in deferred compensation expense was primarily due to a $0.95 per share increase in the market price of the Company’s common stock in the first half of 2021 compared to a $5.34 per share decrease in the first half of 2020. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the six months ended June 30, 2021 and 2020:

	2021	2020		2019
	June 30	December 31	June 30	December 31
Company Common Stock Price	$120.27	$119.32	$97.10	$102.44

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2021, operating activities were a cash source of $24.7 million versus a source of $58.5 million for the comparable period in 2020. For the current year period, investing cash outflows totaled $261.5 million versus a cash outflow of $54.4 million in the prior year period.  Financing activities were a source of $14.8 million versus a use of $40.4 million in the prior year period. Cash and cash equivalents decreased by $222.9 million compared to December 31, 2020, inclusive of a $0.8 million unfavorable foreign exchange rate impact.

On June 30, 2021, the Company’s cash and cash equivalents totaled $127.1 million. Cash in U.S. demand deposit accounts and money market funds totaled $15.6 million and $3.0 million, respectively. The Company’s non-U.S. subsidiaries held $108.5 million of cash outside the United States as of June 30, 2021.

Operating Activity

Net income increased by $20.5 million versus the comparable period in 2020. Working capital was a cash use of $69.8 million during the first half of 2021 versus a use of $47.4 million for the comparable period in 2020.

Accounts receivable were a use of $68.0 million during the first half of 2021 compared to a use of $23.3 million for the comparable period in 2020. Inventories were a use of $35.7 million in 2021 versus a use of $9.7 million in 2020. Accounts payable and accrued liabilities were a source of $34.0 million in 2021 compared to a use of $8.3 million for the same period in 2020.

Working capital requirements were higher in the first half of 2021 compared to 2020 primarily due to the changes noted above.  The two major factors impacting all the working capital components were significantly higher raw material costs in 2021 versus 2020 and the impact of the first quarter 2021 acquisition of INVISTA’s polyester polyols business. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2021.

Investing Activity

Cash used for investing activities increased by $207.1 million year-over-year. In the first half of 2021, the Company acquired INVISTA’s aromatic polyester polyol business and associated asset for $184.6 million, net of cash received. During the first half of 2021, the Company also acquired a fermentation plant located in Lake Providence, Louisiana for $3.5 million. Cash used for capital expenditures was $74.9 million in the first half of 2021 versus $54.7 million for the comparable period in 2020.

For 2021, the Company estimates that total capital expenditures will range from $150 million to $170 million including growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $14.8 million in 2021 versus a use of $40.4 million in 2020.  The year-over-year change is primarily due to $50.0 million of cash received from an unsecured private placement loan on June 10, 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the six months ended June 30, 2021, the Company purchased 82,045 shares of its common stock on the open market at a total cost of $10.9 million. As of June 30, 2021, there were 93,829 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $198.7 million on December 31, 2020 to $238.9 million on June 30, 2021, a $40.2 million increase, primarily due to higher domestic debt.  Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $263.0 million in the first half of 2021, from a negative $151.2 million to $111.8 million.  This net debt change was due to a cash reduction of $222.9 million and a debt increase of $40.2 million.  The cash reduction primarily reflects the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business combined with higher capital expenditures and working capital requirements in the first half of 2021.

As of June 30, 2021, the ratio of total debt to total debt plus shareholders’ equity was 18.6 percent compared to 16.8 percent on December 31, 2020.  As of June 30, 2021, the ratio of net debt to net debt plus shareholders’ equity was 9.6 percent versus a negative 18.1 percent as of December 31, 2020 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details).  On June 30, 2021, the Company’s debt included $234.4 million of unsecured notes, with maturities ranging from 2021 through 2028, which were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements) and $4.5 million of foreign credit line borrowings. The proceeds from these note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On June 10, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50 million in aggregate principal amount of Series 2021-A Notes. The Series 2021-A Notes bear interest at a fixed rate of 2.30 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. The proceeds of the issuance of the Series 2021-A Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of June 30, 2021, the Company had outstanding letters of credit totaling $7.0 million under the revolving credit agreement and no borrowings, with $343.0 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. On June 30, 2021, the Company’s foreign subsidiaries had outstanding debt of $4.5 million.

The Company is subject covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $750.0 million.
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

The Company believes it was in compliance with all of its debt covenants as of June 30, 2021.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first six months of 2021 and 2020, the Company’s expenditures for capital projects related to the environment were $5.5 million and $2.1 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $17.1 million and $17.6 million for the six months ended June 30, 2021 and 2020, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental losses and legal losses of $22.5 million to $40.9 million at June 30, 2021, compared to $22.9 million to $41.1 million at December 31, 2020. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $22.5 million at June 30, 2021 and $22.9 million at December 31, 2020. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts recorded. Cash expenditures related to legal and environmental matters were $1.3 million for the six months ended June 30, 2021, compared to $3.1 million for the same period in 2020.

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

OUTLOOK

Management believes that demand for Surfactant products sold into the Company’s institutional cleaning, agricultural and oilfield markets should improve versus 2020.  However, management does not believe this higher demand will compensate for lower consumer consumption of cleaning, disinfection and personal wash products versus the pandemic peak in 2020.  Global demand for rigid polyols continues to recover from pandemic-related delays and cancellations of re-roofing and new construction projects.  This recovery, combined with the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business, should position the Company’s Polymer segment to deliver growth versus prior year.  Management believes the long-term prospects for the Polymer segment remain attractive as energy conservation efforts and more stringent building codes are expected to continue. Management believes its Specialty Product segment results will improve slightly year-over-year.  Management remains cautiously optimistic about the remainder of the year despite continued raw material price increases, supply chain inflationary pressures and planned second half maintenance expenses.

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

	Three Months Ended June 30
(In millions, except per share amounts)	2021		2020
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$43.3	$1.85	$35.7	$1.54

Deferred Compensation Expense (including related investment activity)	(1.4)	(0.06)	2.5	0.10
Business Restructuring Expense	0.1	—	0.2	0.01
Cash-settled SARs Expense	(0.1)	—	0.7	0.03
Cumulative Tax Effect on Above Adjustment Items	0.3	0.02	(0.8)	(0.03)
Adjusted Net Income	$42.2	$1.81	$38.3	$1.65
	Six Months Ended June 30
(In millions, except per share amounts)	2021		2020
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$83.9	$3.59	$63.3	$2.72

Deferred Compensation (Income) Expense (including related investment activity)	0.6	0.03	(1.2)	(0.05)
Business Restructuring Expense	0.2	0.01	0.6	0.03
Cash-settled SARs (Income) Expense	0.1	—	(0.4)	(0.02)
Cumulative Tax Effect on Above Adjustment Items	(0.2)	(0.01)	0.2	0.01
Adjusted Net Income	$84.6	$3.62	$62.5	$2.69

RECONCILIATION OF NON-GAAP NET DEBT

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2021	December 31, 2020
Current Maturities of Long-Term Debt as Reported	$42.4	$37.9
Long-Term Debt as Reported	196.5	160.8
Total Debt as Reported	238.9	198.7
Less Cash and Cash Equivalents as Reported	(127.1)	(349.9)
Net Debt	$111.8	$(151.2)
Equity	$1,048.8	$986.7
Net Debt plus Equity	$1,160.6	$835.5
Net Debt/Net Debt plus Equity	10%	-18%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2021:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2021	291	(2)	$131.63	—		167,574
May 2021	36,482	(3)	$135.80	32,952	(5)	134,622
June 2021	40,938	(4)	$133.12	40,793	(5)	93,829

Total	77,711		$134.38	73,745		93,829

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
(3)

Includes 3,530 and 32,952 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs and shares purchased on the open market, respectively.

(4)

Includes 145 and 40,793 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs and shares purchased on the open market, respectively.

(5)	Represents shares of Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10.1	–

Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.2	–

Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.3	–

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.4	–

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.5*	–	Amendment No. 1, dated as of June 22, 2021, to Credit Agreement, dated as of January 30, 2018, among Stepan Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema Document

101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	Inline XBRL Taxonomy Extension Definition Document

101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  August 5, 2021

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer