Form 10-Q
period 2021-09-30
STEPAN CO
filed 2021-11-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 1-4462

STEPAN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1823834
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1101 Skokie Boulevard, Suite 500, Northbrook, Illinois 60062

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, $1 par value	22,415,796 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net Sales	$602,688	$464,480	$1,735,939	$1,375,016
Cost of Sales	510,792	367,423	1,423,382	1,100,195
Gross Profit	91,896	97,057	312,557	274,821
Operating Expenses:
Selling	14,786	13,266	44,280	39,719
Administrative	22,828	21,354	69,440	60,957
Research, development and technical services	15,501	14,303	45,638	41,661
Deferred compensation (income) expense	(1,504)	5,613	2,148	4,754
	51,611	54,536	161,506	147,091
Business restructuring expenses (Note 16)	(72)	(126)	(267)	(708)
Operating Income	40,213	42,395	150,784	127,022
Other Income (Expense):
Interest, net	(1,599)	(1,626)	(4,690)	(4,115)
Other, net (Note 15)	702	2,629	4,206	3,804
	(897)	1,003	(484)	(311)

Income Before Provision for Income Taxes	39,316	43,398	150,300	126,711
Provision for Income Taxes	2,393	10,056	29,463	29,987
Net Income	36,923	33,342	120,837	96,724
Net Income Attributable to Noncontrolling Interest (Note 2)	(3)	(174)	(28)	(304)
Net Income Attributable to Stepan Company	$36,920	$33,168	$120,809	$96,420

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.61	$1.45	$5.27	$4.20
Diluted	$1.59	$1.43	$5.19	$4.15

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,898	22,907	22,941	22,951
Diluted	23,219	23,237	23,299	23,236

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net Income	$36,923	$33,342	$120,837	$96,724
Other Comprehensive Income:
Foreign currency translation adjustments (1) (Note 11)	(19,328)	8,631	(22,594)	(29,025)
Defined benefit pension adjustments, net of tax (Note 11)	800	839	2,550	2,455
Derivative instrument activity, net of tax (Note 11)	(2)	(3)	(7)	(7)
Total Other Comprehensive Income	(18,530)	9,467	(20,051)	(26,577)
Comprehensive Income	18,393	42,809	100,786	70,147
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	(6)	(211)	(49)	(330)
Comprehensive Income Attributable to Stepan Company	$18,387	$42,598	$100,737	$69,817

 (1)Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$105,268	$349,938
Receivables, net	413,576	301,318
Inventories (Note 6)	290,934	218,783
Other current assets	29,435	35,612
Total current assets	839,213	905,651
Property, Plant and Equipment:
Cost	2,037,206	1,872,650
Less: Accumulated depreciation	(1,237,810)	(1,189,983)
Property, plant and equipment, net	799,396	682,667
Goodwill, net (Note 17)	98,212	27,972
Other intangible assets, net (Note 17)	62,800	24,068
Long-term investments (Note 3)	32,542	30,652
Operating lease assets (Note 7)	71,210	62,421
Other non-current assets	52,566	18,905
Total assets	$1,955,939	$1,752,336
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$47,656	$37,857
Accounts payable	314,459	236,750
Accrued liabilities	128,950	141,947
Total current liabilities	491,065	416,554
Deferred income taxes	8,637	20,745
Long-term debt, less current maturities (Note 14)	232,184	160,812
Non-current operating lease liabilities (Note 7)	58,905	51,567
Other non-current liabilities	106,131	114,293
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,752,583 shares in 2021 and 26,658,032 shares in 2020	26,753	26,658
Additional paid-in capital	217,015	206,716
Accumulated other comprehensive loss (Note 11)	(156,953)	(136,881)
Retained earnings	1,124,066	1,023,829
Less: Common treasury stock, at cost, 4,339,780 shares in 2021 and 4,185,242 shares in 2020	(153,585)	(133,629)
Total Stepan Company stockholders’ equity	1,057,296	986,693
Noncontrolling interest (Note 2)	1,721	1,672
Total equity	1,059,017	988,365
Total liabilities and equity	$1,955,939	$1,752,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2021	2020
Cash Flows From Operating Activities
Net income	$120,837	$96,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,953	60,859
Deferred compensation	2,148	4,754
Realized and unrealized gains on long-term investments	(2,497)	(2,169)
Stock-based compensation	8,069	7,414
Deferred income taxes	(51,542)	257
Other non-cash items	139	860
Changes in assets and liabilities:
Receivables, net	(96,830)	(28,405)
Inventories	(63,769)	(2,574)
Other current assets	(356)	(4,215)
Accounts payable and accrued liabilities	39,222	12,041
Pension liabilities	(1,434)	(418)
Environmental and legal liabilities	(522)	(3,388)
Deferred revenues	(16)	(62)
Net Cash Provided By Operating Activities	21,402	141,678
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(119,541)	(84,903)
Asset acquisition (Note 17)	(3,503)	(2,040)
Business acquisition, net of cash acquired (Note 17)	(184,473)	(13,519)
Other, net	1,480	2,332
Net Cash Used In Investing Activities	(306,037)	(98,130)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	9,799	—
Other debt borrowings (Note 14)	100,000	—
Other debt repayments	(28,572)	(14,286)
Dividends paid	(20,572)	(18,547)
Company stock repurchased	(16,969)	(13,753)
Stock option exercises	1,087	2,835
Other, net	(1,801)	(889)
Net Cash (Used In) Provided By Financing Activities	42,972	(44,640)
Effect of Exchange Rate Changes on Cash	(3,007)	(3,899)
Net Decrease in Cash and Cash Equivalents	(244,670)	(4,991)
Cash and Cash Equivalents at Beginning of Period	349,938	315,383
Cash and Cash Equivalents at End of Period	$105,268	$310,392
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$85,271	$27,420
Cash payments of interest	$6,885	$6,916

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K).

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2021	1,050,516	26,752	213,969	(147,494)	(138,420)	1,093,994	1,715

Issuance of 0 shares of common stock under stock option plan	—	—	—	—	—	—	—

Purchase of 53,058 shares of common stock	(6,074)	—	—	(6,074)	—	—	—

Stock-based and deferred compensation	3,030	1	3,046	(17)	—	—	—

Net income	36,923	—	—	—	—	36,920	3

Other comprehensive income	(18,530)	—	—	—	(18,533)	—	3

Cash dividends paid:
Common stock ($0.305 per share)	(6,848)	—	—	—	—	(6,848)	—
Balance at September 30, 2021	$1,059,017	$26,753	$217,015	$(153,585)	$(156,953)	$1,124,066	$1,721

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 16,565 shares of common stock under stock option plan	1,087	17	1,070	—	—	—	—

Purchase of 135,103 shares of common stock	(16,969)	—	—	(16,969)	—	—	—

Stock-based and deferred compensation	6,320	78	9,229	(2,987)	—	—	—

Net income	120,837	—	—	—	—	120,809	28

Other comprehensive income	(20,051)	—	—	—	(20,072)	—	21

Cash dividends paid:
Common stock ($0.915 per share)	(20,572)	—	—	—	—	(20,572)	—
Balance at September 30, 2021	$1,059,017	$26,753	$217,015	$(153,585)	$(156,953)	$1,124,066	$1,721

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2020	898,261	26,552	198,947	(129,212)	(172,203)	973,345	832

Issuance of 40,435 shares of common stock under stock option plan	2,443	40	2,403	—	—	—	—

Stock-based and deferred compensation	1,899	23	2,613	(737)	—	—	—

Net income	33,342	—	—	—	—	33,168	174

Other comprehensive income	9,467	—	—	—	9,430	—	37

Cash dividends paid:
Common stock ($0.275 per share)	(6,176)	—	—	—	—	(6,176)	—
Balance at September 30, 2020	$939,236	$26,615	$203,963	$(129,949)	$(162,773)	$1,000,337	$1,043

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 47,115 shares of common stock under stock option plan	2,835	47	2,788	—	—	—	—

Purchase of 160,780 shares of common stock	(13,753)	—	—	(13,753)	—	—	—

Stock-based and deferred compensation	6,058	75	8,040	(2,057)	—	—	—

Net income	96,724	—	—	—	—	96,420	304

Other comprehensive income	(26,577)	—	—	—	(26,603)	—	26

Cash dividends paid:
Common stock ($0.825 per share)	(18,547)	—	—	—	—	(18,547)	—
Balance at September 30, 2020	$939,236	$26,615	$203,963	$(129,949)	$(162,773)	$1,000,337	$1,043
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at September 30, 2021, and December 31, 2020, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange contracts discussed in Note 4, Derivative Instruments, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table below that describes financial assets and liabilities measured on a recurring basis for the reported fair values of derivative assets and liabilities.

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

At September 30, 2021, and December 31, 2020, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $673,000 and $617,000 as of September 30, 2021 and December 31, 2020, respectively):

(In thousands)	September 30, 2021	December 31, 2020
Fair value	$293,628	$210,370
Carrying value	280,513	199,286

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2021, and December 31, 2020, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2021	Level 1	Level 2	Level 3
Mutual fund assets	$32,542	$32,542	$—	$—
Derivative assets:
Foreign currency contracts	361	—	361	—
Total assets at fair value	$32,903	$32,542	$361	$—
Derivative liabilities:
Foreign currency contracts	$385	$—	$385	$—

(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Mutual fund assets	$30,652	$30,652	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$30,987	$30,652	$335	$—
Derivative liabilities:
Foreign currency contracts	$566	$—	$566	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2021, and December 31, 2020, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $50,094,000 and $48,336,000, respectively.

The fair values of the derivative instruments held by the Company on September 30, 2021, and December 31, 2020, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three- and nine-month periods ended September 30, 2021 and 2020, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and nine-month periods ended September 30, 2021 and 2020, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.	STOCK-BASED COMPENSATION

On September 30, 2021, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2021	2020	2021	2020
$2,723	$3,223	$8,069	$7,414

The decrease in stock-based compensation expense for the three months of 2021 versus the same period in 2020 was due to a decrease in cash-settled SARS compensation expense which reflects a decrease in the market value of Company stock during the third quarter of 2021 versus an increase in the market value of Company stock during the third quarter of 2020.  The increase in stock-based compensation expense for the first nine months of 2021 compared to the first nine months of 2020 was primarily attributable to performance awards. The increase in performance awards compensation expense reflects management’s assessment of profitability performance targets.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Stock options	$2,739	$1,993
Stock awards	6,728	5,313
SARs	5,931	4,341

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2021 grants of:

Shares
Stock options	66,134
Stock awards (at target)	41,228
SARs	142,451

The unrecognized compensation costs at September 30, 2021, are expected to be recognized over weighted-average periods of 1.8 years for stock options, SARs and stock awards.

6.	INVENTORIES

The composition of inventories at September 30, 2021, and December 31, 2020, was as follows:

(In thousands)	September 30, 2021	December 31, 2020
Finished goods	$186,115	$148,878
Raw materials	104,819	69,905
Total inventories	$290,934	$218,783

7.	LEASES

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 60 percent and 26 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana.  As of September 30, 2021, the Company had railcar, storage tank, and office equipment leases valued at approximately $2,049,000, that had not commenced. These leases will commence in the fourth quarter of 2021 and the first quarter of 2022.

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

(In thousands)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Lease Cost
Operating lease cost	$3,949	$11,519
Short-term lease cost	2,144	4,697
Variable lease cost	220	725
Total lease cost	$6,313	$16,941
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,837	$10,814
Right-of-use assets obtained in exchange for operating lease liabilities	4,659	18,289

The following table outlines maturities of lease liabilities as of September 30, 2021:

(In thousands)
Undiscounted Cash Flows:
2021 (excluding the nine months ended September 30, 2021)	$3,964
2022	14,530
2023	12,027
2024	7,806
2025	5,938
Subsequent to 2025	40,753
Total Undiscounted Cash Flows	$85,018
Less: Imputed interest	(12,888)
Present value	$72,130
Current operating lease liabilities (1)	13,225
Non-current operating lease liabilities	58,905
Total lease liabilities	$72,130

(1)	This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 Years
Weighted-average discount rate-operating leases	2.9%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2021, the Company estimated a range of possible environmental losses and legal losses of $22,892,000 to $41,264,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range.  These accruals totaled $22,892,000 at September 30, 2021 and $22,884,000 at December 31, 2020. Although the Company believes that its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $2,530,000 and $3,781,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2021:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,149,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2021. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Millsdale, Illinois and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from current recorded liabilities.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest cost	$1,149	$1,409	$3,503	$4,251
Expected return on plan assets	(2,590)	(2,435)	(7,761)	(7,309)
Amortization of net actuarial loss	1,045	1,092	3,333	3,196
Net periodic benefit cost (income)	$(396)	$66	$(925)	$138

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest cost	$90	$111	$269	$327
Expected return on plan assets	(80)	(137)	(242)	(404)
Amortization of net actuarial loss	18	20	53	58
Net periodic benefit cost (income)	$28	$(6)	$80	$(19)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $274,000 is expected to be paid related to the unfunded non-qualified plans in 2021. Of such amount, $223,000 had been paid related to the non-qualified plans as of September 30, 2021.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2021. Of such amount, $400,000 had been contributed to the plan as of September 30, 2021.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement contribution plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the nine months ended September 30, 2021 and 2020, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  In 2020 and 2021, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Retirement savings contributions	$2,055	$1,813	$6,072	$5,521
Profit sharing contributions plan	1,376	1,633	5,107	4,090
Total defined contribution plan expenses	$3,431	$3,446	$11,179	$9,611

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2021, the balance of the trust assets was $2,087,000, which equaled the balance of the supplemental plan liabilities.  See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$36,920	$33,168	$120,809	$96,420
Weighted-average number of common shares outstanding	22,898	22,907	22,941	22,951
Basic earnings per share	$1.61	$1.45	$5.27	$4.20

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$36,920	$33,168	$120,809	$96,420
Weighted-average number of shares outstanding	22,898	22,907	22,941	22,951
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	124	119	139	107
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	—	1	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	142	164	168	139
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	55	46	50	38
Weighted-average shares applicable to diluted earnings	23,219	23,237	23,299	23,236
Diluted earnings per share	$1.59	$1.43	5.19	$4.15

(1) 69,199 and 207,598 options/SARs to acquire shares of Company common stock were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2021, respectively. Options/SARs to acquire 169,912 shares of Company common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2020. Inclusion of the instruments would have had an antidilutive effect on the computation of diluted earnings per share.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)
Other comprehensive income before reclassifications	8,594	—	—	8,594
Amounts reclassified from AOCI	—	839	(3)	836
Net current-period other comprehensive income	8,594	839	(3)	9,430
Balance at September 30, 2020	$(133,088)	$(29,750)	$65	$(162,773)

Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)
Other comprehensive income before reclassifications	(19,331)	—	—	(19,331)
Amounts reclassified from AOCI	—	800	(2)	798
Net current-period other comprehensive income	(19,331)	800	(2)	(18,533)
Balance at September 30, 2021	$(129,698)	$(27,311)	$56	$(156,953)

Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(29,051)	—	—	(29,051)
Amounts reclassified from AOCI	—	2,455	(7)	2,448
Net current-period other comprehensive income	(29,051)	2,455	(7)	(26,603)
Balance at September 30, 2020	$(133,088)	$(29,750)	$65	$(162,773)

Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(22,615)	—	—	(22,615)
Amounts reclassified from AOCI	—	2,550	(7)	2,543
Net current-period other comprehensive income	(22,615)	2,550	(7)	(20,072)
Balance at September 30, 2021	$(129,698)	$(27,311)	$56	$(156,953)

Information regarding the reclassifications out of AOCI for the three- and nine-month periods ended September 30, 2021 and 2020, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2021	2020	2021	2020
Amortization of defined benefit pension actuarial losses	$(1,063)	$(1,111)	$(3,386)	$(3,253)	(2)
	263	272	836	798	Tax benefit
	$(800)	$(839)	$(2,550)	$(2,455)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	3	7	7	Cost of sales
	2	3	7	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$3	$7	$7	Net of tax
Total reclassifications for the period	$(798)	$(836)	$(2,543)	$(2,448)	Net of tax

(1)	Amounts in parentheses denote expense to statement of income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost.  See Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2021 and 2020, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Segment Net Sales
Surfactants	$387,734	$333,839	$1,142,672	$993,245
Polymers	198,841	116,682	539,764	335,582
Specialty Products	16,113	13,959	53,503	46,189
Total	$602,688	$464,480	$1,735,939	$1,375,016

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2021 and 2020, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Segment Operating Income
Surfactants	$34,452	$41,151	$133,558	$125,810
Polymers	19,753	22,387	60,729	45,430
Specialty Products	2,442	1,593	12,052	8,803
Segment operating income	56,647	65,131	206,339	180,043
Business restructuring	(72)	(126)	(267)	(708)
Unallocated corporate expenses (1)	(16,362)	(22,610)	(55,288)	(52,313)
Consolidated operating income	40,213	42,395	150,784	127,022
Other Income (Expense)
Interest, net	(1,599)	(1,626)	(4,690)	(4,115)
Other, net	702	2,629	4,206	3,804
Income before provision for income taxes	$39,316	$43,398	$150,300	$126,711

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

As of September 30, 2021, the Company had $921,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $773,000 of revenue in the first nine months of 2021 from pre-existing contract liabilities at December 31, 2020. During 2020 the Company recognized $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. This deferred revenue will be recognized over the period of the contract. As of September 30, 2021, no revenue has been recognized from this contract.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2021 and 2020. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended September 30, 2021
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$217,481	$104,055	$13,913	$335,449
Europe	73,199	82,872	1,986	158,057
Latin America	81,164	1,095	214	82,473
Asia	15,890	10,819	—	26,709
Total	$387,734	$198,841	$16,113	$602,688

	For the Three Months Ended September 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$202,121	$68,635	$12,060	$282,816
Europe	56,468	38,337	1,899	96,704
Latin America	60,393	723	—	61,116
Asia	14,857	8,987	—	23,844
Total	$333,839	$116,682	$13,959	$464,480

	For the Nine Months Ended September 30, 2021
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$660,061	$270,524	$45,668	$976,253
Europe	209,632	233,625	6,904	450,161
Latin America	221,301	3,071	931	225,303
Asia	51,678	32,544	—	84,222
Total	$1,142,672	$539,764	$53,503	$1,735,939

	For the Nine Months Ended September 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$617,638	$199,256	$38,883	$855,777
Europe	171,940	107,589	7,306	286,835
Latin America	163,097	1,825	—	164,922
Asia	40,570	26,912	—	67,482
Total	$993,245	$335,582	$46,189	$1,375,016

14.	DEBT

At September 30, 2021, and December 31, 2020, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2021	December 31, 2020
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $240 and $273 for 2021 and 2020, respectively)	2021-2027	$85,474	$99,727
3.86% (net of unamortized debt issuance cost of $195 and $236 for 2021 and 2020, respectively)	2021-2025	56,948	71,193
4.86% (net of unamortized debt issuance cost of $78 and $108 for 2021 and 2020, respectively)	2021-2023	27,779	27,749
2.30% (net of unamortized debt issuance cost of $75 and $0 for 2021 and 2020, respectively)	2024-2028	49,925	—
2.37% (net of unamortized debt issuance cost of $85 and $0 for 2021 and 2020, respectively)	2024-2028	49,915	—
Revolving credit facility borrowing	2021	6,000	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2021	3,799	—
Total debt		$279,840	$198,669
Less current maturities		47,656	37,857
Long-term debt		$232,184	$160,812

On June 10, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50,000,000 in aggregate principal amount of its 2.30% Senior Notes, Series 2021-A, due June 10, 2028 (the Series 2021-A Notes). The Series 2021-A Notes bear interest at a fixed rate of 2.30%, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. The proceeds of the issuance of the Series 2021-A Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default. In addition, on September 23, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50,000,000 in aggregate principal amount of its 2.37% Senior Notes, Series 2021-B, due September 23, 2028 (the Series 2021-B Notes). The Series 2021-B Notes bear interest at a fixed rate of 2.37% with interest to be paid semi-annually and with equal annual principal payments beginning on September 23, 2024 and continuing through final maturity on September 23, 2028. The proceeds of the issuance of the Series 2021-B Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default.

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2021, the Company had outstanding borrowings totaling $6,000,000 and outstanding letters of credit totaling $7,067,000. There was $336,933,000 available under the revolving credit agreement as of September 30, 2021.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $458,266,000 and $373,884,000 at September 30, 2021 and December 31, 2020, respectively.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Foreign exchange gains	$368	$476	$139	$1,467
Investment income	230	119	725	287
Realized and unrealized (losses) gains on investments	(264)	2,094	2,497	2,169
Net periodic pension benefit cost	368	(60)	845	(119)
Other, net	$702	$2,629	$4,206	$3,804

16.	BUSINESS RESTRUCTURING

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of September 30, 2021, an aggregate of $2,392,000 shut down related expense has been recognized at the site. In the first quarter of 2020, the Company recognized $79,000 of decommissioning expenses at the site. The Company finalized shut down of Surfactant operations at the plant in 2020 and no more expenses associated with the restructuring are expected.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2021. As of September 30, 2021, $8,884,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,240,000 for other expenses, principally site decommissioning costs. The Company recognized $72,000 and $126,000 of decommissioning expenses in the third quarter of 2021 and 2020, respectively. The Company recognized $267,000 and $629,000 of decommissioning expenses in the first nine months of 2021 and 2020, respectively.

17.	ACQUISITIONS

2021 Acquisitions

INVISTA Acquisition

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances its business continuity capabilities for the market. The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities for both plants, will allow Stepan to support future market growth in a capital efficient way. The purchase price was $165,000,000, plus $21,560,000 of working capital and $3,000,000 of associated value-added taxes (VAT), and was paid in cash. Immaterial working capital adjustments were finalized and paid during the second quarter of 2021. The working capital acquired included $5,900,000 of cash.  The acquisition has been accounted for as a business combination, and the acquired operations are included in the Company’s Polymer segment in the first nine months of 2021. The assets acquired and liabilities assumed as part of the acquisition were measured and recorded at estimated fair value. The principle valuation techniques employed include cost and market approaches (PP&E), relief from royalty method under the income approach (trade name and technology/know-how) and multi-period excess earnings method under the income approach (customer relationships). The Company finalized the purchase price allocation during the third quarter of 2021. The following table summarizes the purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,200
Identifiable intangibles assets	46,000
Goodwill	64,800
Total assets acquired	$165,000

The acquired goodwill includes proprietary and intellectual property, brand recognition, business continuity benefits and marketing, manufacturing and supply chain synergies of the new business with the Company’s existing Polymer business. The acquired goodwill has been assigned to the Polymers segment and is deductible for tax purposes. Identifiable intangible assets included technology and manufacturing know-how ($13,000,000), trademarks ($8,000,000) and customer relationships ($25,000,000). The amortization periods for know-how and trademarks have been estimated to be in the range of 7 to 8 years. The amortization period for customer relationships has been estimated to be in the range of 12 to 14 years. As of September 30, 2021, in addition to the purchase price, the Company also paid $4,025,000 of acquisition-related expenses that primarily included legal, consulting, valuation and accounting services. For the three and nine months ended September 30, 2021, the Company incurred $474,000 and $2,078,000 of acquisition-related expenses, respectively. These costs were included in the Administrative expenses line in the Company’s condensed consolidated statement of income.

The following table reflects pro forma financial information prepared under the assumption that the acquisition of the INVISTA aromatic polyester polyol business occurred on January 1, 2020.

Pro Forma Financial Information

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Net Sales	$602,688	$491,480	$1,748,378	$1,448,316
Net Income Attributable to Stepan Company	$37,299	$36,105	$123,931	$99,430

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have been achieved by the Company had the acquisition occurred on January 1, 2020. Furthermore, future results may vary materially from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment related to acquired plant assets, tax expense and management assumptions related to INVISTA’s legacy carved-out financial statements. In addition, non-recurring adjustments to pro forma net income include $2,078,000 of acquisition-related expenses. Such expenses were excluded from 2021 pro forma net income and included in 2020 pro forma net income.

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

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company, through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired was integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). The purchase price of the acquisition was $14,000,000, plus associated value-added taxes (VAT). As of September 30, 2021, $14,308,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair value. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

(In thousands)
Assets:
Identifiable intangible assets:
Customer lists	$8,000
Trademarks and know-how	1,300
Non-compete agreement	300
Goodwill	5,165
Property, plant and equipment	175
Total assets acquired	14,940
Liabilities:
Other non-current liabilities	940
Total liabilities assumed	940
Net assets acquired	$14,000

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 66 percent of Company consolidated net sales for the first nine months of 2021, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

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

o

In March 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The Company continues to focus its efforts to further develop, integrate and commercialize these unique surfactants.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers. See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

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

Polymers – Polymers, which accounted for 31 percent of consolidated net sales for the first nine months of 2021, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Millsdale, Illinois, and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below).  Phthalic anhydride is manufactured at the Company’s Millsdale, Illinois site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiaries in Germany and Vlissingen, Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymer’s earnings during the first nine months of 2020.

o

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital.  This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way. See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first nine months of 2021, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement, and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

2021 Acquisitions

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital.  This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way.  This acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their preliminary fair values.   The purchase price of the acquisition was $165.0 million, plus $21.5 million of working capital and $3.0 million of associated value-added taxes (VAT).  The working capital acquired included $5.9 million of cash.  The acquisition was paid with cash on hand.  See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

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

	Income (Expense)
	For the Three Months Ended September 30
(In millions)	2021	2020	Change
Deferred Compensation (Administrative expenses)	$1.5	$(5.6)	$7.1	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.2)	2.1	(2.3)
Investment Income (Other, net)	0.2	0.1	0.1
Pretax Income Effect	$1.5	$(3.4)	$4.9

	Income (Expense)
	For the Nine Months Ended September 30	Change
(In millions)	2021	2020
Deferred Compensation (Administrative expenses)	$(2.2)	$(4.8)	$2.6	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.4	2.3	0.1
Investment Income (Other, net)	0.7	0.3	0.4
Pretax Income Effect	$0.9	$(2.2)	$3.1
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30
(In millions)	2021	2020	Increase (Decrease)	Increase due to Foreign Translation
Net Sales	$602.7	$464.5	$138.2	$5.9
Gross Profit	91.9	97.1	(5.2)	0.8
Operating Income	40.2	42.4	(2.2)	0.5
Pretax Income	39.3	43.4	(4.1)	0.4

	Nine Months Ended September 30
				Increase
(In millions)	2021	2020	Increase	Due to Foreign Translation
Net Sales	$1,735.9	$1,375.0	$360.9	$30.5
Gross Profit	312.6	274.8	37.8	3.7
Operating Income	150.8	127.0	23.8	2.2
Pretax Income	150.3	126.7	23.6	2.4

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

Summary

Net income attributable to the Company in the third quarter of 2021 increased 11 percent to $36.9 million, or $1.59 per diluted share, from $33.2 million, or $1.43 per diluted share, in the third quarter of 2020. Adjusted net income was $36.4 million in both the third quarter of 2021 and 2020, or $1.57 and $1.56 per diluted share, respectively (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2021 compared to the third quarter of 2020. A detailed discussion of segment operating performance for the third quarter of 2021 compared to the third quarter of 2020 follows the summary.

Consolidated net sales increased $138.2 million, or 30 percent, between quarters. Higher average selling prices favorably impacted the quarter-over-quarter change in net sales by $126.0 million.  The increase in average selling prices was mainly due to the pass-through of higher raw material costs and more favorable customer and product mix.  Consolidated sales volume increased one percent, which had a $6.3 million favorable impact on the change in net sales. Sales volume in the Polymer and Specialty Products segments increased 27 percent and nine percent, respectively.   The increase in Polymer sales volume was primarily attributable to the first quarter 2021 INVISTA polyester polyol acquisition.  The Specialty Products sales volume growth primarily reflects order timing differences within the food and flavor business and higher customer demand for medium chain triglycerides products.  Sales volume in the Surfactant segment decreased six percent quarter-over-quarter mostly due to lower sales volume in the consumer product end markets.  The consumer product business was negatively impacted by supply chain disruptions, feedstock supply issues following third quarter 2021 severe weather in the U.S. Gulf Coast area and lower demand for consumer cleaning products versus the COVID-19 pandemic peak in 2020.   Foreign currency translation favorably impacted the change in net sales by $5.9 million due to a weaker U.S. dollar against most currencies where the Company has foreign operations.

Operating income for the third quarter of 2021 decreased $2.2 million, or five percent, versus operating income for the third quarter of 2020.  Surfactant and Polymer operating income decreased $6.7 million and $2.6 million, respectively. Specialty Products operating income increased $0.8 million versus the third quarter of 2020.  Surfactant and Polymer operating income in the third quarter of 2020 benefited from $2.2 million and $2.8 million, respectively, of partial insurance recovery related to the first quarter 2020 Millsdale, IL power outage. Corporate expenses, including business restructuring and deferred compensation expenses, decreased $6.3 million quarter-over-quarter.  Deferred compensation and business restructuring expenses decreased $7.1 million and $0.1 million, respectively. Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $0.9 million quarter-over-quarter.  Foreign currency translation has a $0.5 million positive impact on operating income in the third quarter of 2021 versus the prior year quarter.

Operating expenses (including deferred compensation and business restructuring expenses) decreased $3.0 million, or five percent between quarters.  Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $1.5 million, or 11 percent, primarily due to higher salaries and a higher bad debt provision expense.

•	Administrative expenses increased $1.5 million, or seven percent, primarily due to higher USEPA environmental remediation oversight costs, insurance premiums and salaries.

•	Research, development, and technical service (R&D) expenses increased $1.2 million, or eight percent, primarily due to higher salaries.

•

Deferred compensation expense decreased $7.1 million quarter-over-quarter primarily due to a $7.33 per share decrease in the market price of Company common stock in the third quarter of 2021 compared to an $11.90 per share increase in the third quarter of 2020.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges were $0.1 million in both the third quarter of 2021 and 2020. The 2021 and 2020 restructuring charges reflect ongoing decommissioning costs associated with the Company’s Canadian plant closure.  See Note 16, Business Restructuring, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the third quarter of 2021 decreased two percent versus the third quarter of 2020.

Other, net was $0.7 million of income in the third quarter of 2021 versus $2.6 million of income in the third quarter of 2020.  The Company recognized less than $0.1 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2021 compared to $2.2 million of investment income in the third quarter of 2020.  In addition, the Company reported $0.4 million of foreign exchange gains in the third quarter of 2021 versus $0.5 million of foreign exchange gains in the third quarter of 2020.  The Company also reported $0.4 million of lower net periodic pension costs in the third quarter of 2021 versus the prior year quarter.

The Company’s effective tax rate was 6.1 percent for the third quarter of 2021 compared to 23.2 percent for the third quarter of 2020.  The decrease was primarily attributable to: (a) a non-recurring favorable tax benefit recognized in the third quarter of 2021 related to the merger of the Company’s three Brazilian entities into a single entity; and (b) non-recurring favorable U.S. tax benefits recognized in the third quarter of 2021 related to the Company’s research and development tax credits and foreign-derived intangible income (FDII)/global intangible low-taxed income (GILTI) computations.  The tax benefit recognized in Brazil reflects the eligibility of Brazilian intangibles to be amortized for tax purposes subsequent to the merger of the Company’s three legal Brazilian entities into a single entity.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2021	2020		Change
Surfactants	$387,734	$333,839	$53,895	16
Polymers	198,841	116,682	82,159	70
Specialty Products	16,113	13,959	2,154	15
Total Net Sales	$602,688	$464,480	$138,208	30

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2021	2020	(Decrease)	Change
Surfactants	$34,452	$41,151	$(6,699)	-16
Polymers	19,753	22,387	(2,634)	-12
Specialty Products	2,442	1,593	849	53
Segment Operating Income	$56,647	$65,131	$(8,484)	-13
Corporate Expenses, Excluding Deferred Compensation and Restructuring	17,866	16,997	869	5
Deferred Compensation Expense	(1,504)	5,613	(7,117)	-127
Business Restructuring	72	126	(54)	-43
Total Operating Income	$40,213	$42,395	$(2,182)	-5

Surfactants

Surfactant net sales for the third quarter of 2021 increased $53.9 million, or 16 percent, versus net sales for the third quarter of 2020.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $68.3 million and $6.2 million, respectively. The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs.  A six percent decrease in sales volume negatively impacted the change in net sales by $20.6 million.  Lower sales volume in the consumer product end markets accounted for most of the sales volume decrease.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2021	2020		Change
North America	$217,481	$202,121	$15,360	8
Europe	73,199	56,468	16,731	30
Latin America	81,164	60,393	20,771	34
Asia	15,890	14,857	1,033	7
Total Surfactants Segment	$387,734	$333,839	$53,895	16

Net sales for North American operations increased $15.4 million, or eight percent, between quarters.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $39.4 million and $0.4 million, respectively.  The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume declined 12 percent and negatively impacted the change in net sales by $24.4 million.  Lower sales volume in the consumer product end markets accounted for most of the decline.  Higher customer demand for products sold into the agricultural, oilfield and institutional cleaning end markets partially offset the foregoing decline. The consumer products business was negatively impacted by supply chain disruptions, feedstock supply issues following the third quarter 2021 severe weather in the U.S. Gulf Coast and lower demand for consumer cleaning products versus the pandemic peak in 2020.

Net sales for European operations increased $16.7 million, or 30 percent, between quarters.  Higher average selling prices, a four percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $12.4 million, $2.2 million and $2.1 million, respectively. The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs. The increase in sales volume was primarily due to higher customer demand for products sold into the agricultural and oilfield end markets. A weaker U.S. dollar relative to the European euro and British pound sterling led to the positive foreign currency translation effect.

Net sales for Latin American operations increased $20.8 million, or 34 percent, due to higher average selling prices, the favorable impact of foreign currency translation and a three percent increase in sales volume.  These items positively impacted the change in net sales by $14.9 million, $4.0 million, and $1.9 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs. A weaker U.S. dollar relative to the Mexican peso and Brazilian real led to most of the favorable foreign currency effect.  The sales volume increase reflects higher demand for products sold to our distribution partners, Tier 2 and Tier 3 customers and into the agricultural and consumer products end markets.

Net sales for Asian operations increased $1.0 million, or seven percent, quarter-over-quarter.  Higher average selling prices positively impacted the change in net sales by $2.9 million.  A 10 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.6 million and $0.3 million, respectively.  The higher average selling prices primarily reflect the pass-through of higher raw material costs.  The decline in sales volume was largely due to supply disruptions inclusive of feedstock sourcing constraints.

Surfactant operating income for the third quarter of 2021 decreased $6.7 million, or 16 percent, versus operating income for the third quarter of 2020.  Gross profit decreased $4.3 million in the third quarter of 2021 versus the third quarter of 2020 and operating expenses increased $2.4 million, or 10 percent.  Supply chain disruptions negatively impacted Surfactant gross profit and operating income during the third quarter of 2021.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$36,112	$40,472	$(4,360)	-11
Europe	9,468	8,715	753	9
Latin America	12,074	13,216	(1,142)	-9
Asia	3,369	2,901	468	16
Surfactants Segment Gross Profit	$61,023	$65,304	$(4,281)	-7
Operating Expenses	26,571	24,153	2,418	10
Surfactants Segment Operating Income	$34,452	$41,151	$(6,699)	-16

Gross profit for North American operations decreased $4.4 million, or 11 percent, between quarters primarily due to a 12 percent decline in sales volume.  The decline in sales volume negatively impacted the change in gross profit by $4.9 million.  Lower sales volume into the consumer products end markets accounted for most of the decline.  Higher customer demand for products sold into the agricultural, oilfield and institutional cleaning end markets partially offset the above.  Higher average unit margins positively impacted the change in gross profit by $0.5 million.  The higher unit margins reflect a more favorable product and customer mix that was largely offset by higher supply chain costs due to inflationary pressures (inclusive of transportation costs) and higher planned maintenance expenses.  The prior year third quarter benefited from a $2.2 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage.

Gross profit for European operations increased $0.8 million, or nine percent, due to a four percent increase in sales volume, the favorable impact of foreign currency translation and higher average unit margins.  These items favorably impacted the change in gross profit by $0.4 million, $0.2 million, and $0.2 million, respectively.  Most of the sales volume increase reflects higher demand for products sold into the agricultural and oilfield end markets.  The favorable impact of foreign currency translation reflects a weaker U.S. dollar relative to the European euro and British pound sterling.

Gross profit for Latin American operations decreased $1.1 million, or nine percent, between quarters primarily due to lower average unit margins.  Lower average unit margins negatively impacted the change in gross profit by $2.0 million.  The lower unit margins primarily reflect supply chain disruptions which necessitated securing higher cost feedstocks.  The favorable impact of foreign currency translation and a three percent increase in sales volume positively impacted the change in gross profit by $0.5 million and $0.4 million, respectively.

Gross profit for Asia operations increased $0.5 million or 16 percent, between quarters primarily due to higher average unit margins.  The higher average unit margins positively impacted the change in gross profit by $0.8 million.  The higher unit margins partially reflect lower unit overhead costs in Singapore due to favorable production timing differences.  A 10 percent decline in sales volume negatively impacted the change in gross profit by $0.3 million.

Operating expenses for the Surfactant segment increased $2.4 million, or 10 percent, in the third quarter of 2021 versus the third quarter of 2020. This increase was mainly due to higher salaries, a higher bad debt provision expense and the unfavorable impact of foreign currency translation.

Polymers

Polymer net sales for the third quarter of 2021 increased $82.2 million, or 70 percent, versus net sales for the same period of 2020.  Higher average selling prices and a 27 percent increase in sales volume favorably impacted the change in net sales by $51.2 million and $31.3 million, respectively.  The higher average selling prices were mainly due to the pass-through of higher raw material costs.  The sales volume growth primarily reflects the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business.  The unfavorable impact of foreign currency translation had a $0.3 million negative impact on the change in net sales.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2021	2020		Change
North America	$104,055	$68,635	$35,420	52
Europe	82,872	38,337	44,535	116
Asia and Other	11,914	9,710	2,204	23
Total Polymers Segment	$198,841	$116,682	$82,159	70

Net sales for North American operations increased $35.4 million, or 52 percent, primarily due to higher average selling prices and a 21 percent increase in sales volume.  These two items positively impacted the change in net sales by $21.3 million and $14.1 million, respectively.  The higher average selling prices were mainly due to the pass-through of higher raw material costs.  Sales volume of polyols used in rigid foam applications increased 32 percent during the quarter primarily due to first quarter 2021 INVISTA polyester polyol acquisition.  Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased six percent.  Sales volume of specialty polyols increased 18 percent due to stronger demand within this market following reduced demand in 2020 caused by the impacts of the COVID-19 pandemic.  Sales volume of phthalic anhydride declined five percent.

Net sales for European operations increased $44.5 million, or 116 percent, quarter-over-quarter. Higher average selling prices and a 44 percent increase in sales volume positively impacted the change in net sales by $28.6 million and $16.9 million, respectively.  The increase in sales volume is due to the first quarter 2021 INVISTA polyester polyol acquisition.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.0 million.

Net sales for Asia and Other operations increased $2.2 million, or 23 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $1.7 million and $0.7 million, respectively.  Sales volume declined two percent quarter-over-quarter and negatively impacted the change in net sales by $0.2 million.

Polymer operating income for the third quarter of 2021 decreased $2.6 million, or 12 percent, versus operating income for the third quarter of 2020.  Gross profit decreased $1.5 million, or five percent, and operating expenses were up $1.2 million, or 17 percent.  The decline in 2021 third quarter earnings primarily reflects the non-recurrence of two third quarter 2020 events: (i) a $2.8 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage, and (ii) a $1.2 million partial settlement received from the Chinese government as compensation for the government-mandated China JV shutdown in 2012.  In addition, supply chain disruptions negatively impacted Polymer gross profit and operating income during the third quarter of 2021. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$14,021	$18,901	$(4,880)	-26
Europe	12,511	7,937	4,574	58
Asia and Other	1,212	2,375	(1,163)	-49
Polymers Segment Gross Profit	$27,744	$29,213	$(1,469)	-5
Operating Expenses	7,991	6,826	1,165	17
Polymers Segment Operating Income	$19,753	$22,387	$(2,634)	-12

Gross profit for North American operations decreased $4.9 million, or 26 percent, primarily due to lower average unit margins. These lower unit margins negatively impacted the change in gross profit by $8.8 million.  These lower unit margins were due in large part to the non-recurrence of a $2.8 million partial insurance recovery, related to the first quarter 2020 Millsdale, IL plant power outage, in the third quarter of 2020.  The lower unit margins in 2021 also reflect higher supply chain costs due to feedstock costs, feedstock availability and inflationary pressures (inclusive of transportation costs).  A 21 percent increase in sales volume partially offset the above and favorably impacted the change in gross profit by $3.9 million.

Gross profit for European operations increased $4.6 million, or 58 percent, versus the third quarter of 2021. A 44 percent increase in sales volume and higher average unit margins favorably impacted the quarter-over-quarter change in gross profit by $3.5 million and $1.1 million, respectively.  The increase in sales volume is due to the first quarter 2021 INVISTA polyester polyol acquisition.

Gross profit for Asia and Other operations declined $1.2 million, or 49 percent, between quarters primarily due to lower average unit margins.  The lower average unit margins negatively impacted the quarter-over-quarter change in gross profit by $1.2 million.  The lower unit margins were primarily due to the non-recurrence of a third quarter 2020 partial government settlement related to the government-mandated China JV shutdown in 2012 ($1.2 million).  Foreign currency translation positively impacted the change in gross profit by $0.1 million and a two percent decline in sales volume had a negative $0.1 million quarter-over-quarter impact.

Operating expenses for the Polymers segment increased $1.2 million, or 17 percent, in the third quarter of 2021 versus the third quarter of 2020.  The majority of the increase was due to higher salaries and incremental expenses incurred in 2021 due to the INVISTA polyester polyol acquisition.

Specialty Products

Net sales for the third quarter of 2021 increased $2.2 million, or 15 percent, versus net sales for the third quarter of 2020.  This increase reflects sales volume growth of nine percent and higher average selling prices.  Gross profit and operating income increased $0.8 million each.  The improvements in gross profit and operating income were primarily attributable to order timing differences within the food and flavor business and improved volume and margins within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $6.3 million between quarters. Corporate expenses were $16.4 million in the third quarter of 2021 versus $22.7 million in 2020. This decrease was primarily attributable to lower deferred compensation expense ($7.1 million) that was partially offset by higher environmental remediation reserve expenses and higher insurance premiums.

The $7.1 million decrease in deferred compensation expense was primarily due to a $7.73 per share decrease in the market price of Company common stock in the third quarter of 2021 compared to an $11.90 per share increase in the third quarter of 2020. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2021 and 2020:

	2021		2020
	September 30	June 30	September 30	June 30
Company Common Stock Price	$112.94	$120.27	$109.00	$97.10

Nine Months Ended September 30, 2021 and 2020

Summary

Net income attributable to the Company in the first nine months of 2021 increased $24.4 million, or 25 percent, to $120.8 million, or $5.19 per diluted share, from $96.4 million, or $4.15 per diluted share, in the first nine months of 2020. Adjusted net income was $121.0 million, or $5.20 per diluted share, versus $98.9 million or $4.25 per diluted share, in the prior year (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income.  A detailed discussion of segment operating performance for the first nine months of 2021 compared to the first nine months of 2020 follows the summary.

Consolidated net sales increased $360.9 million, or 26 percent, between years.  Higher average selling prices, a four percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $273.1 million, $57.3 million, and $30.5 million, respectively.  The increase in average selling prices was primarily due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume in the Polymer and Specialty Products segments increased 34 percent and 10 percent, respectively.  The increase in Polymer sales volume was primarily attributable to the first quarter 2021 INVISTA aromatic polyester polyol acquisition, the gradual recovery from COVID-19 delays and cancellations of re-roofing and new construction projects, and the non-recurrence of the power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020.  Sales volume for the Surfactant segment declined four percent year-over-year mostly due to lower volumes in the consumer product end markets.  The consumer product business has been negatively impacted by supply chain disruptions, feedstock supply issues in 2021 (following severe weather in Texas and the U.S. Gulf Coast area), customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the COVID-19 pandemic peak in 2020.  The favorable foreign currency translation reflects a weaker U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income for the first nine months of 2021 increased $23.8 million, or 19 percent, versus operating income for the first nine months of 2020. Polymer, Surfactant and Specialty Products operating income increased $15.3 million, $7.7 million, and $3.2 million, respectively. Corporate expenses, including business restructuring and deferred compensation expenses, increased $2.5 million year-over-year. Deferred compensation expense decreased $2.6 million and business restructuring expenses decreased $0.4 million between years. Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $5.6 million between years largely due to higher acquisition-related expenses, insurance premiums, USEPA environmental remediation oversight costs, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020). Foreign currency translation had a $2.2 million positive impact on operating income in the first nine months of 2021 versus the prior year.

Operating expenses (including deferred compensation and business restructuring expenses) increased $14.0 million, or nine percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $4.6 million, or 11 percent, year-over-year mainly due to higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Administrative expenses increased $8.5 million, or 14 percent, year-over-year primarily due to higher acquisition-related expenses, USEPA environmental remediation oversight costs, insurance premiums, salaries, cloud application costs, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

R&D expenses increased $4.0 million, or 10 percent, year-over-year primarily due to higher salaries, outside services, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Deferred compensation expense decreased $2.6 million year-over-year primarily due to a $6.38 per share decrease in the market price of Company common stock during the first nine months of 2021 compared to a $6.56 per share increase in the first nine months of 2020.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses were $0.3 million in the first nine months of 2021 compared to $0.7 million in the first nine months of 2020. The 2021 restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada.  The 2020 restructuring expenses were comprised of decommissioning costs associated with the 2016 Canadian plant closure ($0.6 million) and decommissioning costs associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million).

Net interest expense for the first nine months of 2021 increased $0.6 million, or 14 percent, compared to net interest expense for the first nine months of 2020. This increase primarily reflects lower interest income earned in 2021 due to lower cash deposits.

Other, net was $4.2 million of income for the first nine months of 2021 compared to $3.8 million of income for the first nine months of 2020.  The Company recognized $3.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2021 compared to $2.5 million of income in the first nine months of 2020.  In addition, the Company reported foreign exchange gains of $0.1 million in the first nine months of 2021 versus $1.5 million of foreign exchange gains in the first nine months of 2020.  The

Company also reported $1.1 million of lower net periodic pension costs in the first nine months of 2021 versus the first nine months of the prior year.

The Company’s effective tax rate was 19.6 percent in the first nine months of 2021 compared to 23.7 percent in the first nine months of 2020.  The year-over-year decrease was primarily attributable to: (a) a non-recurring favorable tax benefit recognized in the third quarter of 2021 related to the merger of the Company’s three Brazilian entities into a single entity; and (b) non-recurring favorable U.S. tax benefits recognized in the third quarter of 2021 related to the Company’s research and development tax credits and FDII/GILTI computations.

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2021	2020		Change
Surfactants	$1,142,672	$993,245	$149,427	15
Polymers	539,764	335,582	204,182	61
Specialty Products	53,503	46,189	7,314	16
Total Net Sales	$1,735,939	$1,375,016	$360,923	26

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2021	2020	(Decrease)	Change
Surfactants	$133,558	$125,810	$7,748	6
Polymers	60,729	45,430	15,299	34
Specialty Products	12,052	8,803	3,249	37
Segment Operating Income	$206,339	$180,043	$26,296	15
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$53,140	$47,559	$5,581	12
Deferred Compensation Expense	2,148	4,754	(2,606)	-55
Business Restructuring	267	708	(441)	-62
Total Operating Income	$150,784	$127,022	$23,762	19

Segment Results

Surfactants

Surfactant net sales for the first nine months of 2021 increased $149.4 million, or 15 percent, versus net sales for the first nine months of 2020.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $173.8 million and $22.1 million, respectively.  The higher average selling prices were mainly due to more favorable product and customer mix and the pass-through of higher raw material costs. A four percent decrease in sales volume negatively impacted the year-over-year change in net sales by $46.5 million.  Lower sales volume in the consumer product end markets accounted for most of the sales volume decrease.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	Increase	Percent Change
North America	$660,061	$617,638	$42,423	7
Europe	209,632	171,940	37,692	22
Latin America	221,301	163,097	58,204	36
Asia	51,678	40,570	11,108	27
Total Surfactants Segment	$1,142,672	$993,245	$149,427	15

Net sales for North American operations increased $42.4 million, or seven percent, year-over-year. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $94.3 million and $1.7 million, respectively.  The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume declined nine percent and negatively impacted the year-over-year change in net sales by $53.6 million. Lower sales volume in the consumer products end markets accounted for most of the decline.  Higher customer demand for products sold to our distribution partners, Tier 2 and Tier 3 customers and into the agricultural, oilfield and institutional cleaning end markets partially offset the above. The consumer products business was negatively impacted by supply chain disruptions inclusive of feedstock supply issues following the first quarter 2021 severe weather in Texas and the third quarter 2021 severe weather in the U.S. Gulf Coast, customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the COVID-19 pandemic peak in 2020.

Net sales for European operations increased $37.7 million, or 22 percent, year-over-year. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $23.4 million and $15.1 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.  Sales volume decreased slightly and negatively impacted the change in net sales by $0.8 million year-over-year.

Net sales for Latin American operations increased $58.2 million, or 36 percent, due to higher average selling prices, a three percent increase in sales volume and the favorable impact of foreign currency translation.  These items positively impacted the year-over-year change in net sales by $49.0 million, $5.3 million, and $3.9 million, respectively.  The higher average selling prices reflect more favorable product and customer mix, the pass-through of higher raw material costs, and $2.1 million of revenue recognition in the second quarter of 2021 related to a VAT tax recovery.  The year-over-year increase in sales volume was mainly due to higher demand for products sold into the agricultural and consumer products end markets.

Net sales for Asian operations increased $11.1 million, or 27 percent, year-over-year.  Higher average selling prices, a six percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $7.1 million, $2.6 million, and $1.4 million, respectively.   The higher average selling prices were primarily due to the pass through of higher raw material costs and more favorable product and customer mix.  The sales volume growth was largely due to higher demand for products sold to our distribution partners, Tier 2 and Tier 3 customers and into the agricultural end market.

Surfactant operating income for the first nine months of 2021 increased $7.7 million, or six percent, versus operating income for the first nine months of 2020.  Gross profit increased $16.8 million, or nine percent, year-over-year and operating expenses increased $9.0 million, or 13 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$134,580	$127,856	$6,724	5
Europe	29,209	27,600	1,609	6
Latin America	41,701	32,567	9,134	28
Asia	8,473	9,176	(703)	-8
Surfactants Segment Gross Profit	$213,963	$197,199	$16,764	9
Operating Expenses	80,405	71,389	9,016	13
Surfactants Segment Operating Income	$133,558	$125,810	$7,748	6

Gross profit for North American operations increased $6.7 million or five percent year-over-year primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $17.8 million and are primarily due to a more favorable product and customer mix.  Higher 2021 supply chain expenses due to raw material availability, inflationary pressures, logistic constraints and higher planned maintenance were largely offset by high supply chain expenses in 2020 due to the Millsdale, Illinois plant power outage in the first quarter of 2020. A nine percent decline in sales volume negatively impacted the change in gross profit by $11.1 million.  Lower sales volume into the consumer product end markets, partially offset by higher customer demand for products sold to our distribution partners, Tier 2 and Tier 3 customers and into the agricultural, oilfield and institutional cleaning end markets, accounted for most of the sales volume decline.

Gross profit for European operations increased $1.6 million, or six percent year-over-year.  The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.9 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.   Lower average unit margins and a slight decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.2 million and $0.1 million, respectively.

Gross profit for Latin American operations increased $9.1 million, or 28 percent, primarily due to higher average unit margins and a three percent increase in sales volume.  These items positively impacted the change in gross profit by $8.0 million and $1.0 million, respectively.  The higher unit margins primarily reflect more favorable customer and product mix and $2.1 million of revenue recognition in the second quarter of 2021 related to a VAT tax recovery. The sales volume growth was primarily driven by higher demand for products sold into the agricultural and consumer products end markets.  The favorable impact of foreign currency translation positively impacted the change in gross profit by $0.1 million.

Gross profit for Asian operations decreased $0.7 million, or eight percent, primarily due to lower average unit margins.  The lower unit margins negatively impacted the year-over-year change in gross profit by $1.4 million.  Sales volume growth of six percent and the favorable impact of foreign currency translation positively impacted the change in gross profit by $0.6 million and $0.1 million, respectively.

Operating expenses for the Surfactant segment increased $9.0 million, or 13 percent, year-over-year. Most of the increase was due to higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

Polymers

Polymer net sales for the first nine months of 2021 increased $204.2 million, or 61 percent, versus net sales for the same period of 2020.  A 34 percent increase in sales volume, higher selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $115.0 million, $81.2 million and $8.0 million, respectively. The higher sales volume primarily reflects the first quarter 2021 acquisition of INVISTA’s polyester polyol business as well as organic market growth driven by the recovery from COVID-19 related delays and cancellations of re-roofing and new construction projects in the prior year.  The higher average selling prices were mainly due to the pass-through of higher raw material costs.    A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2021	2020		Change
North America	$270,524	$199,256	$71,268	36
Europe	233,625	107,589	126,036	117
Asia and Other	35,615	28,737	6,878	24
Total Polymers Segment	$539,764	$335,582	$204,182	61

Net sales for North American operations increased $71.3 million, or 36 percent, due to a 28 percent increase in sales volume and higher average selling prices.  These two items positively impacted the change in net sales by $55.6 million and $15.7 million, respectively.  Sales volume of polyols used in rigid foam applications increased 23 percent during the first nine months of 2021 primarily due to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects.  Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased three percent.  Sales volume of phthalic anhydride and specialty polyols increased 40 percent and 39 percent, respectively, due to stronger demand within these markets following reduced demand in 2020 caused by the impacts of the COVID-19 pandemic.  The phthalic anhydride sales volume improvement was also attributable to the non-recurrence of the Millsdale, IL plant power outage in 2020.  Higher average selling prices were primarily due to the pass-through of higher raw material costs.

Net sales for European operations increased $126.0 million, or 117 percent, year-over-year.  Higher average selling prices, a 52 percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $64.2 million, $56.4 million and $5.4 million, respectively.  The increase in sales volume is primarily due to the first quarter 2021 INVISTA polyester polyol business acquisition and the recovery from COVID-19 related delays of re-roofing and new construction projects.  Sales volume, excluding the impact of the INVISTA acquisition, increased seven percent.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.

Net sales for Asia and Other operations increased $6.9 million, or 24 percent, due to the higher average selling prices, the favorable impact of foreign currency translation, and a four percent increase in sales volume. These items positively impacted the change in net sales by $3.3 million, $2.6 million, and $1.0 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.

Polymer operating income for the first nine months of 2021 increased $15.3 million, or 34 percent, versus operating income for the first nine months of 2020.  Gross profit increased $17.9 million, or 27 percent, and operating expenses were up $2.6 million, or 13 percent, year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$43,161	$39,338	$3,823	10
Europe	36,821	19,784	17,037	86
Asia and Other	3,954	6,885	(2,931)	-43
Polymers Segment Gross Profit	$83,936	$66,007	$17,929	27
Operating Expenses	23,207	20,577	2,630	13
Polymers Segment Operating Income	$60,729	$45,430	$15,299	34

Gross profit for North American operations increased $3.8 million, or 10 percent, primarily due to a 28 percent increase in sales volume.  The higher sales volume positively impacted the year-over-year change in gross profit by $11.0 million.  Lower average unit margins negatively impacted the change in gross profit by $7.2 million.  The lower average unit margins primarily reflect higher feedstock costs, feedstock availability and supply chain inflationary pressures.  The unfavorable impact of the current year headwinds exceeded benefits from the non-recurrence of higher maintenance, supply chain costs and unit overhead rates incurred in 2020 as result of the power outage at the Company’s Millsdale, IL site and incremental raw material costs incurred in 2020 as a result of the Illinois River lock closures.

Gross profit for European operations increased $17.0 million, or 86 percent, due to a 52 percent increase in sales volume, higher average unit margins and the favorable impact of foreign currency translation.  These items positively impacted the year-over-year change in gross profit by $10.4 million, $5.6 million, and $1.0 million, respectively.

Gross profit for Asia and Other operations declined $2.9 million, or 43 percent, primarily due to lower average unit margins that negatively impacted the change in gross profit by $3.5 million.  The lower average unit margins were primarily due to the non-recurrence of $2.3 million of partial government settlements, related to the government-mandated China JV shutdown in 2012, received in the first nine months of 2020.  A four percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million each.

Operating expenses for the Polymers segment increased $2.6 million, or 13 percent, year-over-year.  The majority of the increase was due to higher salaries, the unfavorable impact of foreign currency translation and incremental expenses incurred in 2021 due to the INVISTA polyester polyol acquisition.

Specialty Products

Net sales for the first nine months of 2021 increased $7.3 million, or 16 percent, versus net sales for the first nine months of 2020.  This increase reflects sales volume growth of 10 percent and higher average selling prices.  Gross profit and operating income increased $3.1 million and $3.2 million, respectively, year-over-year.  The improvements in gross profit and operating income were primarily due to order timing differences within the food and flavor business and improved volume within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $2.5 million between years.  Corporate expenses were $55.6 million in the first nine months of 2021 versus $53.0 million in the first nine months of 2020.  This increase was primarily attributable to higher acquisition-related expenses, insurance premiums, environmental remediation reserve expenses, salaries, cloud application costs and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) during the first nine months of 2021.  Partially offsetting the above were lower deferred compensation and business restructuring expenses, which declined $2.6 million and $0.4 million, respectively, year-over-year.

Deferred compensation expense decreased $2.6 million between years.  This decrease was primarily due to a $6.38 per share decrease in the market price of the Company’s common stock in the first nine months of 2021 compared to a $6.56 per share increase in the first nine months of 2020. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the nine months ended September 30, 2021 and 2020:

	2021	2020		2019
	September 30	December 31	September 30	December 31
Company Common Stock Price	$112.94	$119.32	$109.0	$102.44

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2021, operating activities were a cash source of $21.4 million versus a source of $141.7 million for the comparable period in 2020. For the current year period, investing cash outflows totaled $306.0 million versus a cash outflow of $98.1 million in the prior year period.  Financing activities were a source of $43.0 million versus a use of $44.6 million in the prior year period. Cash and cash equivalents decreased by $244.7 million compared to December 31, 2020, inclusive of a $3.0 million unfavorable foreign exchange rate impact.

On September 30, 2021, the Company’s cash and cash equivalents totaled $105.3 million. Cash in U.S. demand deposit accounts and money market funds totaled $20.5 million and $3.1 million, respectively. The Company’s non-U.S. subsidiaries held $81.7 million of cash outside the United States as of September 30, 2021.

Operating Activity

Net income increased by $24.1 million versus the comparable period in 2020. Working capital was a cash use of $121.7 million during the first nine months of 2021 versus a use of $23.2 million for the comparable period in 2020.

Accounts receivable were a use of $96.8 million during the first nine months of 2021 compared to a use of $28.4 million for the comparable period in 2020. Inventories were a use of $63.8 million in 2021 versus a use of $2.6 million in 2020. Accounts payable and accrued liabilities were a source of $39.2 million in 2021 compared to a source of $12.0 million for the same period in 2020.

Working capital requirements were higher in the first nine months of 2021 compared to 2020 primarily due to the changes noted above. The major factors driving the increase in working capital in 2021 were significantly higher raw material costs, sales volume growth of four percent and significantly higher average selling prices. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2021.

Investing Activity

Cash used for investing activities increased by $207.9 million year-over-year. In the first nine months of 2021, the Company acquired INVISTA’s aromatic polyester polyol business and associated asset for $183.7 million, net of cash received. The Company also paid $0.8 million for a portion of the 2020 acquisition of Clariant’s Mexico anionic surfactant business.  During the first nine months of 2021, the Company also acquired a fermentation plant located in Lake Providence, Louisiana for $3.5 million. Cash used for capital expenditures was $119.5 million in the first nine months of 2021 versus $84.9 million for the comparable period in 2020.

For 2021, the Company estimates that total capital expenditures will range from $200 million to $220 million including growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.  The increase in the projected full year capital spending range is primarily attributable to a new alkoxylation plant the Company intends to build at its existing Pasadena, Texas site.

Financing Activity

Cash flow from financing activities was a source of $43.0 million in 2021 versus a use of $44.6 million in 2020.  The year-over-year change is primarily due to $100.0 million of cash received from the issuance of private placement notes during the first nine months of 2021.

The Company purchases shares of its common stock in the open market and from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the nine months ended September 30, 2021, the Company purchased 135,103 shares of its common stock on the open market at a total cost of $17.0 million. As of September 30, 2021, there were 40,771 shares remaining under the then-existing share repurchase authorization.  On October 19, 2021, the Company’s Board of Directors authorized a new share repurchase program for up to $150.0 million of the Company’s common stock and terminated the prior share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $198.7 million on December 31, 2020 to $279.8 million on September 30, 2021, an $81.1 million increase, primarily due to higher domestic debt. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $325.8 million in the first nine months of 2021, from a negative $151.2 million to $174.6 million.  This net debt change was due to a cash reduction of $244.6 million and a debt increase of $81.2 million. The cash reduction was mostly due to the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business combined with higher capital expenditures and working capital requirements in the first nine months of 2021.

As of September 30, 2021, the ratio of total debt to total debt plus shareholders’ equity was 20.9 percent compared to 16.8 percent on December 31, 2020.  As of September 30, 2021, the ratio of net debt to net debt plus shareholders’ equity was 14.2 percent versus a negative 18.1 percent as of December 31, 2020 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details).  On September 30, 2021, the Company’s debt included $270.0 million of unsecured notes with maturities ranging from 2021 through 2028, which were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), a $6 million loan from its revolving credit facility and $3.8 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On September 23, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50.0 million in aggregate principal amount of its Series 2021-B Notes.  The Series 2021-B Notes bear interest at a fixed rate of 2.37 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on September 23, 2024 and continuing through final maturity on September 23, 2028. The proceeds of the issuance of the Series 2021-B Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default.

On June 10, 2021, the Company entered into a note purchase agreement pursuant to which it issued and sold $50.0 million in aggregate principal amount of its Series 2021-A Notes. The Series 2021-A Notes bear interest at a fixed rate of 2.30 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. The proceeds of the issuance of the Series 2021-A Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. This note purchase agreement requires the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provides for customary events of default.

On January 30, 2018, the Company entered a five-year committed $350.0 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of September 30, 2021, the Company had outstanding letters of credit totaling $7.1 million under the revolving credit agreement and $6.0 million of borrowings, with $336.9 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. On September 30, 2021, the Company’s foreign subsidiaries had outstanding debt of $3.8 million.

The Company is subject to certain covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain a net worth (as defined in the agreements) of at least $750.0 million.
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

The Company believes it was in compliance with all of its debt covenants as of September 30, 2021.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first nine months of 2021 and 2020, the Company’s expenditures for capital projects related to the environment were $8.8 million and $4.2 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $24.8 million and $26.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental losses and legal losses of $22.9 million to $41.3 million at September 30, 2021, compared to $22.9 million to $41.1 million at December 31, 2020. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $22.9 million at September 30, 2021 and $22.9 million at December 31, 2020. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts recorded. Cash expenditures for such reserved U.S. environmental and legal matters were $2.5 million for the nine months ended September 30, 2021, compared to $3.8 million for the same period in 2020. Cash expenditures for such reserved foreign environmental and legal matters were immaterial.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-

K, Legal Proceedings, in this report and in other filings of the Company with SEC, which are available upon request from the Company. See also Note 8, Contingencies, to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes that demand for Surfactant products sold into the institutional cleaning, agricultural and oilfield end markets should improve versus 2020.  However, management does not believe this higher demand will compensate for lower consumer consumption of cleaning, disinfection and personal wash products versus the COVID-19 pandemic peak in 2020.  Global demand for rigid polyols continues to recover from pandemic-related delays and cancellations of re-roofing and new construction projects.  This recovery, combined with the first quarter 2021 acquisition of INVISTA’s aromatic polyester polyol business, should position the Company’s Polymer segment to deliver growth versus the prior year.  Management believes the long-term prospects for the Polymer segment remain attractive as energy conservation efforts and more stringent building codes are expected to continue.  Management believes its Specialty Products segment will improve slightly year-over-year.  Despite supply chain disruptions continuing to impact the Company, management remains optimistic about delivering full year earnings growth.

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

Reconciliation of Non-GAAP Adjusted Net Income and Earnings Per Share

Management uses the non-GAAP adjusted net income metric to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

	Three Months Ended September 30
(In millions, except per share amounts)	2021		2020
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$36.9	$1.59	$33.2	$1.43

Deferred Compensation Expense (Income) (including related investment activity)	(1.5)	(0.06)	3.4	0.14
Business Restructuring	0.1	—	0.1	0.01
Cash Settled Stock Appreciation Rights	(0.2)	(0.01)	0.7	0.03
Remediation Expense	0.9	0.04	0.0	0.00
Cumulative Tax Effect on Above Adjustment Items	0.2	0.01	(1.0)	(0.05)
Adjusted Net Income	$36.4	$1.57	$36.4	$1.56

	Nine Months Ended September 30
(In millions, except per share amounts)	2021		2020
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$120.8	$5.19	$96.4	$4.15

Deferred Compensation (Income) Expense (including related investment activity)	(0.9)	(0.04)	2.2	0.09
Business Restructuring	0.3	0.01	0.7	0.03
Cash Settled Stock Appreciation Rights	—	—	0.3	0.01
Remediation Expense	0.9	0.04	—	—
Cumulative Tax Effect on Above Adjustment Items	(0.1)	—	(0.7)	(0.03)
Adjusted Net Income	$121.0	$5.20	$98.9	$4.25

RECONCILIATION OF NON-GAAP NET DEBT

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2021	December 31, 2020
Current Maturities of Long-Term Debt as Reported	$47.7	$37.9
Long-Term Debt as Reported	232.2	160.8
Total Debt as Reported	279.9	198.7
Less Cash and Cash Equivalents as Reported	(105.3)	(349.9)
Net Debt	$174.6	$(151.2)
Equity	$1,057.3	$986.7
Net Debt plus Equity	$1,231.9	$835.5
Net Debt/Net Debt plus Equity	14%	-18%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

SEC regulations require the Company to disclose certain information about administrative or judicial proceedings involving certain environmental matters to which a governmental authority is a party if the Company reasonably believes that such proceedings may result in monetary sanctions above a specified threshold. Pursuant to SEC regulations, the Company has adopted a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. The Company believes that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to its business or financial condition. Applying this threshold, there are no new environmental proceedings for the period covered by this report to disclose.

In addition, there have been no material changes to the legal proceedings disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2021:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2021	144	(2)	$117.09	—		93,829
August 2021	16,750	(3)	$118.12	16,750	(3)	77,079
September 2021	36,308	(3)	$112.79	36,308	(3)	40,771

Total	53,202		$114.48	53,058		40,771

(1)

On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.  Under this program, which did not have an expiration date, repurchases could be made from time to time through open market or privately negotiated transactions, subject to applicable laws.

(2)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of restricted stock awards.
(3)	Represents shares of Company common stock purchased on the open market.

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

Date:  November 4, 2021

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer