Form 10-K
period 2021-12-31
STEPAN CO
filed 2022-02-25
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐    No  ☒

Aggregate market value at June 30, 2021, of voting and non-voting common stock held by nonaffiliates of the registrant: $2,582,080,839*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2022:

Class	Outstanding at January 31, 2022
Common Stock, $1 par value	22,421,100

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders expected to be held April 26, 2022.

* Based on reported ownership by all directors and executive officers at June 30, 2021.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2021

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

Polymers, which include polyurethane polyols, polyester resins and phthalic anhydride, are used in a variety of applications.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry.  They are also a raw material base for coatings, adhesives, sealants and elastomers (CASE) applications.  Polyester resins, which include liquid and powdered products, are used in CASE applications. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the production of polyols.

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

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months.  The plants operate on fuel oil during these periods of interruption. In January 2020 and January 2022, the Company’s Millsdale, Illinois facility suffered power outages that caused temporary shutdowns and further related operational issues. The Company’s operations have not experienced any other plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure or severe weather conditions.

The principal raw materials used by the Company are petroleum or plant based. For 2022, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

Compliance with Government Regulations

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of $13.4 million during 2021.  These expenditures represented approximately seven percent of the Company’s total 2021 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately

$34.9 million in 2021. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Human Capital Resources

At December 31, 2021 and 2020, the Company employed 2,439 and 2,293 persons, respectively. We view our employees as critical to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier, more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

Safety for all employees, our business partners, and the communities in which we operate continues to be a top priority. We have a long-standing focus on safety and responsible chemicals management, as well as a commitment to the environmental, health, safety and security performance initiative of the American Chemistry Council (ACC), a U.S.-based chemical industry association. As part of this focus and commitment, the Company invests in behavior based and risk-based safety programs for its global workforce. The goal of these programs is to help establish habits and behaviors that promote safety awareness, thinking, and responsiveness. All Company facilities are ISO 9001:2015 certified, and the Company conforms to the ACC Responsible Care Management System at its U.S. sites. In addition, facilities outside the United States are encouraged to participate in their country-specific Responsible Care® program equivalents. Special recognition is given annually to the Company’s facilities that have demonstrated safety achievements. The President’s Safety Award is given to sites that meet specific criteria for recordable incidents and injuries, as well as other safety and compliance requirements, over the course of the year.

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

The executive officers of the Company, their ages and certain other information as of February 25, 2022, are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan, Jr.	61	Chairman and Chief Executive Officer	1997
Scott R. Behrens	52	President and Chief Operating Officer	2014
Arthur W. Mergner	58	Executive Vice President, Supply Chain	2014
Debra A. Stefaniak	60	Vice President, Business Enablement	2015
Sean T. Moriarty	52	Vice President and General Manager –Surfactants	2017
Luis E. Rojo	49	Vice President and Chief Financial Officer	2018
Janet A. Catlett	45	Vice President and Chief Human Resources Officer	2018
Jason S. Keiper	48	Vice President and Chief Technology and Sustainability Officer	2019
David G. Kabbes	59	Vice President, General Counsel and Secretary	2019
Richard F. Stepan	45	Vice President and General Manager –Polymers	2021

F. Quinn Stepan, Jr. assumed the position of Chairman of the Company’s Board of Directors in January 2017.  He has served the Company as Chief Executive Officer since January 2006.  He served the Company as President from January 2006 through December 2020. On February 17, 2022, the Company announced that Mr. Stepan will retire as Chief Executive Officer of the Company on April 25, 2022.  Mr. Stepan will remain in his role as Chairman of the Board of Directors of the Company.

Scott R. Behrens has served the Company as President and Chief Operating Officer since January 2021.  From September 2014 through December 2020, he served as Vice President and General Manager – Surfactants of the Company. On February 17, 2022, the Company announced that Mr. Behrens will succeed F. Quinn Stepan, Jr. as President and Chief Executive Officer of the Company following Mr. Stepan’s retirement on April 25, 2022.

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

Business and Operations Risks

The COVID-19 pandemic has had and could continue to have a material adverse impact on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic has disrupted our operations and affected our business and could continue to do so, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, in 2020 we experienced a temporary facility closure in response to government mandates in one jurisdiction in which we operate. In addition, during 2020 and 2021 at certain times we experienced reduced staffing and reduced production capacity at facilities due to the impact of the COVID-19 pandemic on our employees. We may experience additional closures in the future. The COVID‑19 pandemic, and resulting restrictions and perceptions of health risks, have affected and could have long-term effects on our customers and the economies of countries in which we and our customers operate, and demand for certain of our products could be adversely affected. For example, in 2020 and 2021, construction project delays and cancellations related to the impacts of the COVID-19 pandemic reduced demand for the Company’s rigid polyol products. In addition, our operations have been adversely affected by other impacts of the COVID-19 pandemic, including, disruptions to our supply of raw materials, transportation and delivery of our products and cost inflation. Because the Company cannot predict the duration or broader impact of the COVID-19 pandemic, the impact on the Company cannot be reasonably estimated, but the COVID-19 pandemic has had and could continue to have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Chemical manufacturing is inherently hazardous and may result in accidents or may require planned or unplanned production slowdowns or shutdowns, which may disrupt our operations or expose us to significant losses or liabilities that may have a material impact on our business, financial position, results of operations and cash flows.

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. For example, in January 2022, unplanned weather-related production disruptions at the Company’s Millsdale, Illinois facility impacted Polymer operations. Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers and customers may use and/or generate hazardous materials, and we may be required to indemnify our suppliers, customers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property, damages to public health and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third parties. Furthermore, the Company is subject to present and future claims with respect to workplace exposure, exposure of toxic or hazardous substances to contractors on Company premises as well as other persons located nearby, workers' compensation and other matters.

We are dependent on the continued operation of our production facilities and the loss or shutdown of operations over an extended period could have a material adverse effect on our business, financial position, results of operations and cash flows. The

Company maintains property, business interruption, products liability and casualty insurance policies, as well as insurance policies covering other types of risks, including pollution legal liability insurance.  However, some of these potential manufacturing hazards and risks may not be insurable. Moreover, even when such hazards and risks are insurable, the insurance coverage may not be sufficient to cover all losses resulting from the occurrence of any of these events. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only with reduced amounts of coverage. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss.  As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The volatility of raw material, natural gas and electricity costs, as well as any disruption in their supply may result in increased costs and materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs.  The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials can be subject to periods of rapid and significant instability.  These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, regulatory developments with respect to and restrictions on the transport of raw materials (some of which may be viewed as hazardous), currency exchange rates, political instability or terrorist attacks, all of which are beyond the Company’s control. For example, in 2021, supply chain disruptions and inflationary pressures increased raw material prices for the Company. The Company may not be able to pass increased raw material or energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. In addition, the Company’s suppliers are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. Certain of our suppliers’ facilities are located in areas where unplanned disruptions are more likely. In the event of supply disruptions, raw materials may not be available to the Company in amounts sufficient to meet our requirements, and alternative raw materials may not be available, may cost substantially more or may take a significant amount of time to for the Company to qualify. For example, in 2021, severe weather in Texas and the U.S. Gulf Coast caused production disruptions for several of the Company’s suppliers, which resulted in feedstock issues for the Company’s Surfactants segment. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, or manage any interruption to the supply of raw materials or energy, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies heavily on third-party transportation to deliver raw materials to Company manufacturing facilities and ship products to Company customers. Disruptions in transportation or significant changes in transportation costs have affected and could continue to affect the Company’s business, financial position, results of operations and cash flows.

The Company relies heavily on railroads, ships, and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished products to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, technological problems, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation regulations. If the Company, its suppliers or third-party transportation operators experience transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished product, which could result in a material adverse effect on Company revenues, costs and operating results. For example, during the 2021, transportation disruptions due to driver shortages and increased costs negatively impacted results of operations in our Surfactants and Polymers segments.

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. 1,4 dioxane is generated as a by-product during the manufacture of certain of the Company’s surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, will permit no more than trace amounts of the chemical in cleaning, personal care and cosmetics products. California and New Jersey, likewise, are also considering regulating 1,4 dioxane. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products to meet New York’s 2022 and 2023 deadlines. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We are currently making investments to modify our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulation prototypes that contain low/no dioxane surfactants currently offered by the Company.

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

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the production and marketing of chemical substances and the discharge, use, handling, transport, storage and disposal of hazardous materials into the air, soil and water. In the United States, these laws and regulations include, but are not limited to the U.S. Toxic Substances Control Act (TSCA), the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Occupational Safety and Health Act and state and local laws, such as California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Analogous laws outside the United States apply to us in many jurisdictions, including, among others, the Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulations in the European Union and the United Kingdom and Biocidal Products Regulations in the European Union and the United Kingdom. Compliance with these environmental, health and safety laws and regulations is a major consideration for the Company, and to comply with some of these laws, we may need to alter our product lines or implement different or more costly manufacturing processes (including the installation of pollution control equipment), which could lead to a material adverse effect on our results of operations. In addition, the transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions. These regulations may restrict or prohibit transport of these raw materials, resulting in these raw materials not being available to the Company in quantities desired by the Company or at costs attractive to the Company, which may restrict or substantially limit the Company’s manufacturing operations.

The REACH regulations are a registration systems that impose obligations on manufacturers and importers of chemicals and other products into the European Union and United Kingdom to compile and file reports and testing data on, and perform safety assessments for, certain chemical substances.  Any new substances introduced to the EU or UK markets in the future must be registered. The costs associated with the Company’s compliance with these registrations have been substantial and are expected to increase as product sales increase because higher tonnage bands have higher annual registration fees and require more testing to support the registration. Moreover, if a registration in the future is not submitted by any applicable deadline, our ability to sell those products may be negatively impacted until the registration process has been completed. In addition, the European Chemical Agency is evaluating existing chemical registrations and may require additional testing and data collection. Chemicals may be assessed and removed from EU commerce entirely, potentially requiring the Company to discontinue certain product lines and to reformulate others, which could materially alter our marketplace position or otherwise have a material financial effect on our costs or revenues. Regulators in other countries are also implementing chemical registration regulations similar to the REACH regulations.

Furthermore, some of the laws and regulations applicable to us have changed in recent years to impose new obligations or increasing compliance costs that could also force us to reformulate or discontinue certain of our products. For example, the European Union is now requiring a review of existing active biocide substances, and based on this review, the European Commission or an individual member state may decide not to authorize the product for continued sale. As another example, TSCA now mandates that the USEPA must designate “high priority” chemicals and perform a risk evaluation, which could result in a finding of “unreasonable risk” and a decision to promulgate new regulations to address such risk. As a result of such regulations, our ability to sell certain products may be curtailed and customers may avoid purchasing some products in favor of less regulated, less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. Additionally, the nature, stringency and timing of any future regulations or changes in regulations are uncertain.

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

The potential cost to the Company relating to environmental, health and safety and product registration matters is uncertain due to factors such as the complexity and evolving nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the United States. Environmental, health and safety and product registration laws and regulations may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, as well as restricting or prohibiting the sale of existing or new products, which may also negatively impact the Company’s operating results. Without limiting the foregoing, these laws or regulations may also restrict or prohibit the use of non-renewable or carbon-based substances, or impose fees or penalties for the use of these substances. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations. The impact of any such changes, which are unknown at this time, may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Doing business on a worldwide basis requires the Company to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act 2010 (the Bribery Act), as well as the laws of the countries where the Company does business. These laws and regulations can apply to companies and individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit, among other things, the Company and its officers, directors, employees and business partners, including joint venture partners and agents acting on the Company’s behalf, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Part of the Company’s business may involve dealings with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the Bribery Act. The Company is also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring Company personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. The Company’s global operations, including in countries with high levels of perceived corruption, expose it to the risk of violating, or being accused of violating, anti-corruption laws. Any failure on the part of the Company to successfully comply with these laws and regulations may expose the Company to reputational harm as well as significant sanctions, including criminal fines, imprisonment of its employees or representatives, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance with these laws can increase the cost of doing business globally. The Company maintains policies and procedures designed to assist the Company and its subsidiaries in complying with applicable anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by Company employees or representatives for which the Company may be held responsible, and any such violation could materially and adversely affect the Company’s reputation, as well as its business, financial position and results of operations.

International Operations Risks

The Company’s results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

The Company has substantial operations outside the United States.  In the year ended December 31, 2021, the Company’s sales outside of the United States constituted approximately 45 percent of the Company’s net sales.  In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

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

•

enforceability and compliance with U.S. and foreign laws affecting operations outside of the United States, including the FCPA (and foreign equivalents), export controls and regulations administered by the Office of Foreign Assets Control; and

•

evolving laws and regulations over chemicals and chemical production and transportation that could limit the Company’s ability to sell products in certain markets (for example, the EU REACH regulation) and changing laws related to or the modification or non-renewal of operating permits and licenses that could result in material costs relating to regulatory compliance, liabilities, litigation proceedings, or other impacts, such as restrictions or prohibitions on our products.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future.  As of December 31, 2021, the Company had $363.6 million of debt on its balance sheet consisting of unsecured promissory notes with maturities ranging from 2022 until 2031.  In addition, the Company is party to a $350.0 million revolving credit facility; as of December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit totaling $6.7 million under the facility with $343.3 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2021, the Company’s foreign subsidiaries had $2.9 million in unsecured bank debt.

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

In addition, an increase in interest rates could limit the Company’s ability to incur additional debt to fund the Company’s strategic plans or to refinance maturing debt without incurring significant additional costs and could make borrowings under the Company’s revolving credit facility or other floating rate debt materially more expensive. Further, any future disruptions in the credit and financial markets may reduce the availability of debt financing or refinancing alternatives and increase the costs associated with such financing activities.  If the Company is unable to secure financing when needed on satisfactory terms, or at all, its business, financial position, results of operations and cash flows may be materially and adversely affected.

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

During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information and communications technology and related systems.  To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.  If a material, actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers or suppliers.  Any such material disruptions or breaches of security could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Winder	Winder, Georgia	202 acres	Surfactants
3.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
4.	Pasadena	Pasadena, Texas	51 acres	Surfactants
5.	Stepan France	Voreppe, France	20 acres	Surfactants
6.	Stepan Ecatepec	Ecatepec, Mexico	34 acres	Surfactants
7.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers
8.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
9.	Global Technology Center	Northfield, Illinois	8 acres	N/A
10.	Company Headquarters	Northbrook, Illinois	1.72 acres (leased)	N/A

Item 3. Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental assessment, protection and remediation matters.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal laws and regulations, including CERCLA and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations.  Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party (PRP) at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites and claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position. The Company’s material legal proceedings are described below:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio Property Superfund Site located in New Jersey (the D’Imperio site).  The Company was named as a PRP in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio site.  In 2021, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager, which the Company considered in its determination of its range of estimated possible losses and liability balance.  The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site).  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3.2 million for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2021. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

As of January 31, 2022, there were 1,759 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

(b)	Below is a summary by month of shares purchases by the Company during the fourth quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October	430	(2)	$120.64	—	$150,000,000
November	519	(2)	$126.39	—	$150,000,000
December	—		—	—	$150,000,000

Total	949		$123.78	—	$150,000,000

(1)

On October 20, 2021, the Company announced that its Board of Directors had authorized the Company to repurchase up to $150,000,000 of its outstanding common stock. Under this program, which does not have an expiration date, repurchases may be made from time to time through open market transactions, privately negotiated transactions or a combination of the foregoing, subject to applicable laws. The program authorization supersedes the Company’s prior share repurchase authorization.

(2)	Consists of shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights (SARs).

(c)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2016, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2016 and shows the cumulative total return as of each December 31 thereafter.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 67 percent of the Company’s consolidated net sales in 2021, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore).  Recent significant events include:

•

In December 2019, the Company acquired an oilfield demulsifier product line. The Company believes this acquisition will accelerate its strategy to diversify into additional application segments within the oilfield end markets. The acquired business did not impact the Company’s 2019 financial results and had a minimal impact on 2020 and 2021 financial results.  See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

•

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility.  This power outage, combined with below freezing temperatures led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site. The Millsdale facility operated on a partial basis and used existing inventories to serve the Company’s customers. However, on February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines. All production lines were fully operational prior to the end of the first quarter of 2020. The Company finalized an insurance settlement related to this power outage during 2020 and recognized $18.0 million of pre-tax insurance recovery.  This insurance recovery was recognized as a reduction of expenses within cost of sales. The Surfactant and Polymer segments recognized $5.2 million and $12.8 million, respectively, of the insurance settlement. All expenses, business interruptions and insurance recoveries associated with the Millsdale power outage were recorded in the full year 2020.

•

In March 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care, and household, industrial and institutional cleaning.  The Company continues to focus its efforts to further develop, integrate and commercialize these unique surfactants. The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers.  See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

•

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

•

In February 2021, the Company acquired a fermentation plant, located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional cleaning. The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts.  See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Polymers - Polymers, which accounted for 30 percent of consolidated net sales in 2021, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Millsdale, Illinois, and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below). Phthalic anhydride is manufactured at the Company’s Millsdale, Illinois site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiaries in Germany and Vlissingen, Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

•

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymer earnings during 2020.  This negative impact was partially offset by a related $12.8 million insurance recovery in 2020.

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

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales in 2021, include flavors, emulsifiers, and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors. Recent significant events include:

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

2021 Acquisitions

INVISTA

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital. This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the market. The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way.  This acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their fair values. The purchase price of the acquisition was $165.0 million, plus $21.6 million of working capital and $3.0 million of associated value-added taxes (VAT).  The working capital acquired included $5.9 million of cash.  The acquisition was paid with cash on hand.  See Note 20, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Fermentation Plant - Lake Providence, Louisiana

In February 2021, the Company acquired a fermentation plant located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional cleaning.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts.  This acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $3.5 million and was paid with cash on hand.  See Note 20, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company income and expenses. Compensation expense is recognized when the value of Company common stock and mutual fund investment assets held for the plans increase, and compensation income is recognized when the value of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense) For the Year Ended December 31
(In millions)	2021	2020	Change
Deferred Compensation (Operating expenses)	$(6.9)	$(10.0)	$3.1	(1)
Investment Income (Other, net)	2.8	1.6	1.2
Realized/Unrealized Gains (Losses) on Investments (Other, net)	2.1	3.1	(1.0)
Pretax Income Effect	$(2.0)	$(5.3)	$3.3

	Income (Expense) For the Year Ended December 31
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$(10.0)	$(15.1)	$5.1	(1)
Investment Income (Other, net)	1.6	0.9	0.7
Realized/Unrealized Gains on Investments (Other, net)	3.1	3.8	(0.7)
Pretax Income Effect	$(5.3)	$(10.4)	$5.1
(1)	See the Segment Results – Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2021	2020	2019	2018
Company Stock Price	$124.29	$119.32	$102.44	$74.00

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income statement line items for 2021 compared to 2020 and 2020 compared to 2019:

	For the Year Ended December 31		Increase (Decrease)	Increase Due to Foreign Currency
(In millions)	2021	2020		Translation
Net Sales	$2,346.0	$1,869.8	$476.2	$24.4
Gross Profit	395.8	383.6	12.2	2.6
Operating Income	170.8	171.5	(0.7)	1.4
Pretax Income	172.5	171.1	1.4	1.5

	For the Year Ended			(Decrease) Due
	December 31		Increase	to Foreign Currency
(In millions)	2020	2019		Translation
Net Sales	$1,869.8	$1,858.7	11.1	$(45.7)
Gross Profit	$383.6	$339.7	43.9	(10.2)
Operating Income	$171.5	$127.3	44.2	(7.7)
Pretax Income	$171.1	$125.9	45.2	(7.6)

Results of Operations

2021 Compared with 2020

Summary

Net income attributable to the Company in 2021 increased nine percent to $137.8 million, or $5.92 per diluted share, from $126.8 million, or $5.45 per diluted share in 2020. Adjusted net income increased nine percent to $143.5 million, or $6.16 per diluted share, from $132.0 million, or $5.68 per diluted share in 2020 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income for 2021 compared to 2020.  A detailed discussion of segment operating performance for 2021, compared to 2020, follows the summary.

Consolidated net sales increased $476.2 million, or 25 percent, between years. Higher average selling prices, a two percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $415.2 million, $36.6 million and $24.4 million, respectively.  The increase in average selling prices was primarily due to the pass-through of higher raw material costs and more favorable product and customer mix.  Sales volume in the Polymer and Specialty Products segments increased 29 percent and six percent, respectively. The increase in Polymer sales volume was primarily attributable to the first quarter 2021 INVISTA aromatic polyester polyol acquisition, the gradual recovery from COVID-19 delays and cancellations of reroofing and new construction projects, and the non-recurrence of the power outage at the Company’s Millsdale, Illinois facility in the first quarter of 2020. Sales volume for the Surfactant segment declined five percent year-over-year mostly due to lower sales volume in the consumer product end markets. The consumer product business has been negatively impacted by supply chain disruptions, feedstock supply issues in 2021 (following severe weather in Texas and the U.S. Gulf Coast area), customer inventory rebalancing efforts and lower demand for consumer cleaning products versus the COVID-19 pandemic peak in 2020.  The favorable foreign currency translation reflects a weaker U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income decreased slightly from $171.5 million in 2020 to $170.8 million in 2021. Surfactant operating income decreased $3.1 million, or two percent, versus operating income reported in 2020.  Polymer and Specialty Products operating income increased $5.4 million and $0.2 million, respectively, year-over-year. Corporate expenses, including deferred compensation and business restructuring/asset disposition expenses, increased $3.2 million year-over-year. Deferred compensation expense decreased $3.1 million and business restructuring/asset disposition expenses increased $2.1 million between years. Corporate expenses, excluding deferred compensation and business restructuring/asset disposition expenses, increased $4.2 million between years largely due to higher insurance premiums, cloud application costs, USEPA environmental oversight costs at the Company’s Maywood, New Jersey site, and corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020). Foreign currency translation had a $1.4 million positive impact on operating income in 2021 versus the prior year.

Operating expenses (including deferred compensation and business restructuring/asset disposition expenses) increased $12.9 million, or six percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $3.6 million, or seven percent, between years largely due to higher salaries, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Administrative expenses increased $5.5 million, or six percent, year-over-year primarily due to higher insurance premiums, salaries, USEPA environmental remediation oversight costs, cloud application costs, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Research, development and technical service (R&D) expenses increased $4.7 million, or eight percent, year-over-year primarily due to higher salaries, outside services, corporate headquarter-related expenses (inclusive of the non-recurrence of a sale and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation.

•

Deferred compensation expense decreased $3.1 million, or 31 percent, year-over-year primarily due to a $4.97 per share increase in the market price of Company common stock during 2021 compared to a $16.88 per share increase during 2020.  See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.

•

Business restructuring/asset disposition expenses were $3.4 million in 2021 versus $1.2 million in 2020. The 2021 expenses include a $2.7 million loss on the sale of a corporate headquarter building and $0.7 million of ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada (that ceased operations in the fourth quarter of 2016). The 2020 restructuring expenses were comprised of decommissioning costs associated with the Canadian plant closure ($1.1 million) and decommissioning costs associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million). See Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Net interest expense in 2021 increased $0.3 million, or six percent, versus the prior year.  This increase was primarily due to lower interest income earned in 2021 due to lower cash deposits.

Other, net was $7.5 million of income in 2021 versus $5.0 million of income in 2020.  The Company recognized $5.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2021 compared to $4.8 million of investment income in 2020. The Company also recognized $1.0 million of income related to the dissolution of its China joint venture in 2021. In addition, the Company recognized $2.1 million of lower net periodic pension costs and other retirement obligations in 2021 versus the prior year along with foreign exchange gains of $0.5 million in 2021 versus $1.4 million of foreign exchange gains in 2020.

The Company’s effective tax rate was 20.1 percent in 2021 compared to 25.4 percent in 2020. This decrease was primarily attributable to: (a) an increase in U.S. tax benefits related to the Company’s 2021 research and development tax credits and FDII/GILTI computations; (b) an increase in U.S. tax benefits related to the Company’s prior year research and development tax credits and FDII/GILTI computations; and (c) a non-recurring unfavorable tax cost in the fourth quarter of 2020 related to cash repatriations to facilitate the 2021 INVISTA acquisition.  See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2021	December 31, 2020	Increase	Percent Change
Surfactants	$1,562,795	$1,351,686	$211,109	16
Polymers	713,440	452,277	261,163	58
Specialty Products	69,731	65,787	3,944	6
Total Net Sales	$2,345,966	$1,869,750	$476,216	25

(In thousands)	For the Year Ended
Operating Income	December 31, 2021	December 31, 2020	Increase (Decrease)	Percent Change
Surfactants	$165,999	$169,101	$(3,102)	-2
Polymers	73,591	68,214	5,377	8
Specialty Products	14,178	13,966	212	2
Segment Operating Income	$253,768	$251,281	$2,487	1
Corporate Expenses, Excluding Deferred Compensation Restructuring and asset disposition	72,739	68,559	4,180	6
Deferred Compensation Expense (Income)	6,895	9,988	(3,093)	-31
Business Restructuring and asset disposition	3,353	1,212	2,141	177
Total Operating Income	$170,781	$171,522	$(741)	0

Surfactants

Surfactant 2021 net sales increased $211.1 million, or 16 percent, versus 2020 net sales. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $267.4 million and $18.3 million, respectively.  The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs. A five percent decline in sales volume negatively impacted the change in net sales by $74.6 million.  Lower sales volume in the consumer product end markets accounted for most of the sales volume decrease. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2021	December 31, 2020	Increase	Percent Change
North America	$904,469	$826,841	$77,628	9
Europe	288,735	234,631	54,104	23
Latin America	299,601	234,568	65,033	28
Asia	69,990	55,646	14,344	26
Total Surfactants Segment	$1,562,795	$1,351,686	$211,109	16

Net sales for North American operations increased $77.6 million, or nine percent, between years. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $141.6 million and $2.0 million, respectively. The higher average selling prices were primarily due to more favorable product and customer mix and the pass-through of higher raw material costs.  Sales volume declined eight percent and negatively impacted the year-over-year change in net sales by $66.0 million. Lower sales volume into the consumer product end markets accounted for most of the decline. Higher demand for products sold into the agricultural, oilfield and institutional cleaning end markets, partially offset the above. The consumer product business was negatively impacted by supply chain disruptions, inclusive of feedstock supply issues following the first quarter 2021 severe weather in Texas and the third quarter 2021 severe weather in the U.S. Gulf Coast, customer inventory rebalancing efforts and lower demand for consumer products versus the COVID-19 pandemic peak in 2020.

Net sales for European operations increased $54.1 million, or 23 percent, year-over-year. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $42.2 million and $13.5 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Sales volume decreased one percent and negatively impacted the change in net sales by $1.6 million year-over-year.

Net sales for Latin American operations increased $65.0 million, or 28 percent, between years. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $72.4 million and $2.0 million respectively. The higher average selling prices reflect more favorable product and customer mix, the pass-through of higher raw material costs, and $3.3 million of revenue recognition in 2021 related to a VAT tax recovery. Sales volume declined four percent and negatively impacted the change in net sales by $9.4 million.  The decline in sales volume primarily reflects lower demand for products sold into the consumer product end markets that was partially offset by higher demand for products sold into the agricultural end market.

Net sales for Asian operations increased $14.3 million, or 26 percent, year-over-year. Higher average selling prices, a four percent increase in sales volume, and the favorable impact of foreign currency translation positively impacted the change in net sales by $11.2 million, $2.4 million and $0.7 million, respectively. The higher average selling prices were primarily due to the pass through of higher raw material costs and more favorable product and customer mix. The sales volume growth was mostly due to higher demand for products sold into the agricultural end market.

Surfactant operating income for 2021 decreased $3.1 million, or two percent, versus operating income reported in 2020. Gross profit increased $3.5 million, or one percent year-over-year.  Operating expenses increased $6.6 million, or seven percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2021	December 31, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$168,727	$173,213	$(4,486)	-3
Europe	38,213	37,558	655	2
Latin America	54,769	46,284	8,485	18
Asia	11,215	12,414	(1,199)	-10
Surfactants Segment Gross Profit	$272,924	$269,469	$3,455	1
Operating Expenses	106,925	100,368	6,557	7
Operating Income	$165,999	$169,101	$(3,102)	-2

Gross profit for North American operations decreased $4.5 million, or three percent, year-over-year primarily due to an eight percent decline in sales volume which negatively affected the change in gross profit by $13.8 million.  Lower sales volume into the consumer product end markets accounted for most of the decline.  Higher demand for products sold into the agricultural, oilfield and institutional cleaning end markets, partially offset the above. Higher unit margins positively impacted the change in gross profit by $9.2 million. The higher unit margins primarily reflect a more favorable customer and product mix that helped to partially offset higher 2021 supply chain expenses due to raw material availability, inflationary pressures, logistic constraints and higher planned maintenance. Prior year average unit margins were negatively impacted by high supply chain expenses related to the Millsdale, Illinois plant power outage that were partially offset by $5.2 million of insurance recovery.

Gross profit for European operations increased $0.7 million, or two percent, year-over-year.  The favorable impact of foreign currency translation positively impacted the change in gross profit by $1.8 million.  A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Lower average unit margins and a one percent decline in sales volume negatively impacted the year-over-year change in gross profit by $0.8 million and $0.3 million, respectively.

Gross profit for Latin American operations increased $8.5 million, or 18 percent, primarily due to higher average unit margins.  These higher average unit margins positively impacted the change in gross profit by $10.8 million. The higher average unit margins primarily reflect more favorable customer and product mix and $3.3 million of revenue recognized in 2021 related to a VAT tax recovery.  A four percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.8 million and $0.5 million, respectively.

Gross profit for Asian operations decreased $1.2 million, or ten percent, primarily due to lower average unit margins.  The lower unit margins negatively impacted the year-over-year change in gross profit by $1.8 million.  Sales volume growth of four percent and the favorable impact of foreign currency translation positively impact the change in gross profit by $0.5 million and $0.1 million, respectively.

Operating expenses for the Surfactant segment increased $6.6 million, or seven percent, year-over-year. Most of this increase   was attributable to higher salaries, outside services, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable effect of foreign currency translation.

Polymers

Polymers 2021 net sales increased $261.2 million, or 58 percent, versus net sales in 2020.  A 29 percent increase in sales volume, higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $129.1 million, $126.4 million and $5.7 million, respectively. The higher sales volume primarily reflects the first quarter 2021 acquisition of INVISTA’s polyester polyol business as well as higher demand for specialty polyols and phthalic anhydride.  The higher average selling prices were mainly due to the pass-through of higher raw material costs.  A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2021	December 31, 2020	Increase	Percent Change
North America	$364,382	$265,700	$98,682	37
Europe	302,137	147,289	154,848	105
Asia and Other	46,921	39,288	7,633	19
Total Polymers Segment	$713,440	$452,277	$261,163	58

Net sales for North American operations increased $98.7 million, or 37 percent, due to a 23 percent increase in sales volume and higher average selling prices. These two items positively impacted the change in net sales by $61.2 million and $37.5 million, respectively.  Sales volume of polyols used in rigid foam applications increased 19 percent year-over-year primarily due to the first quarter 2021 INVISTA polyester polyol acquisition and the gradual recovery from COVID-19 related delays of re-roofing and new construction projects. Sales volume of polyols used in rigid foam applications, excluding the impact of the INVISTA acquisition, increased two percent. Sales volume of specialty polyols and phthalic anhydride increased 36 percent and 33 percent, respectively, due to stronger demand within these markets. The phthalic anhydride sales volume improvement was also attributable to the non-recurrence of the Millsdale, Illinois plant power outage in 2020. Higher average selling prices were primarily due to the pass-through of higher raw material costs.

Net sales for European operations increased $154.8 million, or 105 percent, year-over-year.  Higher average selling prices, a 45 percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $85.9 million, $66.1million and $2.8 million, respectively.  The increase in sales volume is primarily due to the first quarter 2021 INVISTA polyester polyol business acquisition.  Sales volume, excluding the impact of the INVISTA acquisition, was flat versus prior year.  The higher average selling prices were primarily due to the pass-through of higher raw material costs.

Net sales for Asian and Other operations increased $7.6 million, or 19 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $5.0 million and $2.9 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs. Sales volume declined one percent year-over-year.

Polymer operating income for 2021 increased $5.4 million, or eight percent, versus operating income for 2020. Gross profit increased $8.6 million, or nine percent, year-over-year.  Operating expenses increased $3.3 million, or 12 percent, versus prior year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2021	December 31, 2020	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$53,610	$60,161	$(6,551)	-11
Europe	46,372	26,555	19,817	75
Asia and Other	5,073	9,691	(4,618)	-48
Polymers Segment Gross Profit	$105,055	$96,407	$8,648	9
Operating Expenses	31,464	28,193	3,271	12
Operating Income	$73,591	$68,214	$5,377	8

Gross profit for North American operations decreased $6.6 million, or 11 percent primarily due to lower average unit margins.  The lower average unit margins negatively impacted the year-over-year change in gross profit by $20.4 million. The lower average unit margins reflect higher feedstock costs, feedstock availability and supply chain inflationary pressures in 2021 that exceeded the year-over-year benefit from the non-recurrence of the power outage at the Company’s Millsdale, Illinois site (partially offset by $12.8 million of insurance recovery) and incremental raw material costs incurred in 2020 as a result of the Illinois River lock closures. Sales volume increased 23 percent year-over-year and positively impacted the change in gross profit by $13.8 million.

Gross profit for European operations increased $19.8 million, or 75 percent, due to a 45 percent increase in sales volume, higher average unit margins and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $11.9 million, $7.2 million, and $0.7 million, respectively.

Gross profit for Asia and Other operations declined $4.6 million, or 48 percent, primarily due to lower average unit margins that negatively impacted the change in gross profit by $4.9 million. The lower unit margins were primarily due to the non-recurrence of $3.7 million of government settlements, related to the government-mandated China JV shutdown in 2012, received in 2020. A one percent decline in sales volume negatively impacted the change in gross profit by $0.1 million. The favorable impact of foreign currency translation positively impacted the change in gross profit by $0.4 million.

Operating expenses for the Polymers segment increased $3.3 million, or 12 percent, year-over-year. The majority of the increase was due to higher salaries and incremental expenses incurred in 2021 due to the INVISTA polyester polyol acquisition.

Specialty Products

Specialty Products net sales increased $3.9 million, or six percent, versus net sales in 2020. This increase reflects sales volume growth of six percent and higher average selling prices. Gross profit was flat versus prior year and operating income increased $0.2 million.  Most of the sales volume growth reflects improved volume within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring/asset disposition and other operating expenses that are not allocated to the reportable segments, increased $3.2 million between years. Corporate expenses were $83.0 million in 2021 versus $79.8 million in the prior year. This increase was primarily attributable to higher insurance premiums, salaries, USEPA environmental remediation oversight costs at the Company’s Maywood, New Jersey site, cloud application costs, corporate headquarter-related expenses (inclusive of the non-recurrence of a sales and use tax refund received in the second quarter of 2020) and the unfavorable impact of foreign currency translation. In addition, business restructuring/asset disposition expenses increased $2.1 million between years primarily due to a $2.7 million loss incurred on the sale of a corporate headquarter building in 2021. Partially offsetting the above were lower deferred compensation expenses, which declined $3.1 million year-over-year.

Deferred compensation expense decreased $3.1 million, or 31 percent, between years. This decrease was primarily due to a $4.97 per share increase in the market price of the Company’s common stock during 2021 compared to a $16.88 per share increase during 2020. The following table presents the period-end Company common stock prices used in the computation of deferred compensation expenses in 2021 and 2020:

	December 31
	2021	2020	2019	2018
Company Stock Price	$124.29	$119.32	$102.44	$74.00

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

Consolidated net sales increased $11.1 million, or one percent, year-over-year.  Consolidated sales volume increased three percent, which positively impacted the change in net sales by $49.6 million. Sales volume in the Surfactant segment increased six percent while sales volume in the Polymer and Specialty Products segments decreased five and three percent, respectively. Higher average selling prices positively impacted the change in net sales by $7.1 million. Foreign currency translation negatively impacted the year-over-year change in net sales by $45.7 million primarily due to a stronger U.S. dollar against the Latin American currencies used in certain of the Company’s foreign operations.

Operating income increased $44.3 million, or 35 percent, year-over-year.  Surfactant operating income increased $46.3 million, or 38 percent versus operating income reported in 2019.  Polymer and Specialty Products operating income decreased $1.4 million and

$2.4 million, respectively.  Deferred compensation expenses and business restructuring expenses decreased $5.2 million and $1.5 million, respectively, year-over-year. Corporate expenses, excluding deferred compensation and business restructuring expenses, were up $4.9 million year-over-year. Most of this increase reflects higher incentive-based compensation and acquisition-related expenses, partially offset by lower environmental remediation expenses. Foreign currency translation had an unfavorable $7.7 million effect on year-over-year consolidated operating income.

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

Net interest expense in 2020 declined $0.5 million, or nine percent, versus 2019. This decrease was primarily attributable to lower interest expense resulting from scheduled debt repayments and the non-recurrence of two one-time events in 2019: (a) the recognition of make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Senior Notes, partially offset by (b) the recognition of interest income associated with a Brazilian VAT tax recovery. Partially offsetting the above was lower interest income earned in 2020 as a result of lower global interest rates.

Other, net was $5.0 million of income in 2020 versus $4.6 million of income in 2019. The Company recognized $4.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2020 compared to $4.9 million of investment income in 2019. In addition, the Company reported foreign exchange gains of $1.4 million in 2020 versus $0.1 million of foreign exchange gains in 2019. The Company also reported $0.5 million of higher net periodic pension cost expense in 2020 versus 2019. Other miscellaneous items resulted in $0.2 million of higher expense in 2020 versus 2019.

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

Net sales for North American operations increased $60.5 million, or eight percent, year-over-year. A six percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $43.3 million and $17.6 million, respectively. The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19, partially offset by lower demand in the functional product end markets, principally agriculture and oilfield.  Foreign currency translation negatively impacted the change in net sales by $0.4 million.

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

Net sales for North American operations declined $48.8 million, or 16 percent, primarily due to a 10 percent decrease in sales volume. The decline in sales volume negatively impacted the year-over-year change in net sales by $32.2 million. Sales volume of phthalic anhydride decreased 38 percent due to volume lost as a result of the first quarter 2020 Millsdale, Illinois plant power outage, share loss at one customer and soft market demand. Sales volume of polyols used in rigid foam applications decreased two percent due to COVID-19 related construction project delays and cancellations.  Lower average selling prices negatively impacted the change in net sales by $16.6 million.  The lower average selling prices reflect lower raw material market prices.

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

Polymer operating income for 2020 decreased $1.4 million, or two percent, versus operating income for 2019. Gross profit decreased $2.0 million, or two percent, year-over-year.  Operating expenses decreased $0.7 million, or two percent, in 2020 versus 2019.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$60,161	$69,362	$(9,201)	-13
Europe	26,555	23,299	3,256	14
Asia and Other	9,691	5,752	3,939	68
Polymers Segment Gross Profit	$96,407	$98,413	$(2,006)	-2
Operating Expenses	28,193	28,846	(653)	-2
Operating Income	$68,214	$69,567	$(1,353)	-2

Gross profit for North American operations decreased $9.2 million, or 13 percent, primarily due to a 10 percent decline in sales volume and lower unit margins.  These two items negatively impacted the year-over-year change in gross profit by $7.1 million and $2.1 million, respectively. The decrease in sales volume primarily reflects lost phthalic anhydride volume due to the first quarter 2020 Millsdale, Illinois power outage and share loss at one customer, combined with lower rigid polyols demand as a result of COVID-19 related construction project delays and cancellations. The lower unit margins were primarily attributable to the first quarter 2020 power outage at the Company’s Millsdale, Illinois facility, which forced a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates.  In addition, incremental raw material costs were incurred in 2020 as a result of the Illinois River lock closures.  Partially offsetting the above was a $12.8 million insurance recovery related to the Millsdale power outage.

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

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $1.7 million between 2020 and 2019.  Corporate expenses were $79.8 million in 2020 versus $81.5 million in 2019. This decrease was primarily attributable to lower deferred compensation ($5.2 million), business restructuring ($1.5 million) and environmental remediation expenses ($3.7 million) in 2020. Higher incentive-based compensation and acquisition-related expenses partially offset the decreases above.

Deferred compensation expense decreased $5.2 million between years. This decrease was primarily due to a $16.88 per share increase in the market price of the Company’s common stock in 2020 compared to a $28.44 per share increase in 2019. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses in 2020 and 2019:

	December 31
	2020	2019	2018
Company Stock Price	$119.32	$102.44	$74.00

Liquidity and Capital Resources

Overview

Historically, the Company’s principal sources of liquidity have included cash flows from operating activities, available cash and cash equivalents and the proceeds from debt issuance and borrowings under credit facilities. The Company’s principal uses of cash have included funding operating activities, capital investments and acquisitions. The generation of cash from operations and the Company’s ability to access capital markets is expected to meet the Company’s requirements and plans for cash for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs.

For 2021, cash generated from operating activities was a cash source of $72.1 million versus a source of $235.2 million in 2020. For 2021, investing cash outflows totaled $376.8 million versus a cash outflow of $139.0 million in 2020. Financing activities were a source of $117.3 million in 2021 versus a use of $64.9 million in 2020. Cash and cash equivalents decreased by $190.8 million compared to December 31, 2020, inclusive of a $3.4 million unfavorable foreign exchange rate impact.

As of December 31, 2021, the Company’s cash and cash equivalents totaled $159.2 million. Cash in U.S. demand deposit accounts and money market funds totaled $25.3 million and $46.7 million, respectively. The Company’s non-U.S. subsidiaries held $87.2 million of cash outside the United States as of December 31, 2021.

Operating Activity

Net income in 2021 increased by $10.2 million versus the comparable period in 2020.  Working capital was a cash use of $140.5 million in 2021 versus a cash source of $3.0 million in 2020.

Accounts receivable were a use of $104.2 million in 2021 compared to a use of $23.4 million in 2020. Inventories were a use of $79.3 million in 2021 versus a use of $15.4 million in 2020. Accounts payable and accrued liabilities were a source of $44.4 million in 2021 compared to a source of $55.7 million for the same period in 2020.

Working capital requirements were higher in 2021 compared to 2020 primarily due to the changes noted in the preceding paragraph.  The major factors driving the increase in working capital in 2021 were significantly higher raw material costs, sales volume growth of two percent and significantly higher average selling prices. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2022.

Investing Activity

Cash used for investing activities increased $237.8 million year-over-year. Cash used for capital expenditures was $194.5 million in 2021 versus $125.8 million in 2020.  This increase is largely attributable to the previously announced alkoxylation plant the Company is building at its Pasadena, Texas site and equipment upgrades to meet new 1,4 Dioxane regulatory requirements. Other investing activities were a use of $182.3 million in 2021 versus a use of $13.2 million in 2020. The current year increase primarily reflects the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets for $183.7 million, net of cash received, during the first quarter of 2021.

For 2022, the Company estimates that total capital expenditures will range from $350.0 million to $375.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet new 1,4 Dioxane regulatory requirements, growth initiatives, infrastructure, and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $117.3 million in 2021 versus a use of $64.9 million in 2020. The year-over-year change is primarily due to $200.0 million of cash received from the issuance of private placement notes in 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the twelve months ended December 31, 2021, the Company purchased 135,103 shares of its common stock on the open market at a total cost of $17.0 million. At December 31, 2021, the Company has $150.0 million remaining under its Board of Directors share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt increased by $164.9 million in 2021, from $198.7 million at December 31, 2020 to $363.6 million, primarily due to higher domestic debt.  Net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $355.7 million in 2021, from a negative $151.3 million to $204.4 million. This net debt change was due to a cash reduction of $190.8 million and debt increase of $164.9 million.

As of December 31, 2021, the ratio of total debt to total debt plus shareholders’ equity was 25.3 percent compared to 16.8 percent at December 31, 2020. As of December 31, 2021, the ratio of net debt to net debt plus shareholders’ equity was 16.0 percent versus a negative 18.1 percent as of December 31, 2020. At December 31, 2021, the Company’s debt included $360.7 million of unsecured private placement notes, with maturities ranging from 2022 through 2031, that were issued to insurance companies pursuant to note purchase agreements (the Note Purchase Agreements) and $2.9 million of foreign credit line borrowings. The proceeds from the private placement notes are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term liquidity needs.

On June 10, 2021, the Company entered into a note purchase and private shelf agreement (the Prudential note purchase agreement) pursuant to which it issued and sold $50.0 million in aggregate principal amount of its 2.30% Senior Notes, Series 2021-A, due June 10, 2028 (the Series 2021-A Notes). The Series 2021-A Notes bear interest at a fixed rate of 2.30 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. On December 10, 2021, pursuant to the Prudential note purchase agreement, the Company issued and sold $50.0 million in aggregate principal amount of its 2.73% Senior Notes, Series 2021-D, due December 10, 2031 (the Series 2021-D Notes). The Series 2021-D Notes bear interest at a fixed rate of 2.73 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on December 10, 2025 and continuing through final maturity on December 10, 2031.

On June 10, 2021, the Company entered into a note purchase and master note agreement (the NYL note purchase agreement) pursuant to which, on September 23, 2021, the Company issued and sold $50.0 million in aggregate principal amount of its 2.37% Senior Notes, Series 2021-B, due September 23, 2028 (the Series 2021-B Notes). The Series 2021-B Notes bear interest at a fixed rate of 2.37 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on September 23, 2024 and continuing through final maturity on September 23, 2028.

On December 10, 2021, pursuant to the NYL note purchase agreement, the Company issued and sold $50.0 million in aggregate principal amount of its 2.73% Senior Notes, Series 2021-C, due December 10, 2031 (the Series 2021-C Notes). The Series 2021-C Notes bear interest at a fixed rate of 2.73 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on December 10, 2025 and continuing through final maturity on December 10, 2031.

On November 19, 2021, pursuant to the NYL note purchase agreement, the Company agreed to issue $25 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-A, due March 1, 2032 (the Series 2022-A Notes) on March 1, 2022, subject to customary closing conditions. On November 19, 2021, pursuant to the Prudential note purchase agreement, the Company agreed to issue $50 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-B, due March 1, 2032 (the Series 2022-B Notes) on March 1, 2022, subject to customary closing conditions. The Series 2022-A Notes and the Series 2022-B Notes will bear interest at a fixed rate of 2.83 percent, with interest to be paid semi-annually and with equal annual principal payments beginning on March 1, 2026 and continuing through final maturity on March 1, 2032.

The proceeds of the issuance of the Series 2021-A Notes, Series 2021-B Notes, Series 2021-C Notes and Series 2021-D Notes are being used and the proceeds of the issuance of the Series 2022-A Notes and the Series 2022-B Notes will be used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. The Prudential note purchase agreement and the NYL note purchase agreement require the maintenance of certain financial ratios, contain covenants that are substantially similar to the Company’s existing long-term debt and provide for customary events of default.

On January 30, 2018, the Company entered into a five-year committed $350.0 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of December 31, 2021, the Company had outstanding letters of credit totaling $6.7 million under the revolving credit agreement and no borrowings, with $343.3 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2021, the Company’s foreign subsidiaries had outstanding debt of 2.9 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of December 31, 2021, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $750.0 million.

4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 6, Debt, of the notes to the consolidated financial statements (included in Item 8 of this Form 10-K).

The Company believes it was in compliance with all of its loan agreements as of December 31, 2021.

Material Cash Requirements

At December 31, 2021, the Company’s material cash requirements included the following contractual obligations (including estimated payments by period):

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$364,290	$40,718	$86,429	$111,430	$125,713
Interest payments on debt obligations (2)	47,826	$11,284	$17,750	$11,207	$7,585
Operating lease obligations (3)	83,021	15,573	20,734	10,275	36,439
Purchase obligations (4)	8,362	7,037	1,325	—	—
Other (5)	50,257	14,498	5,735	7,659	22,365
Total	$553,756	$89,110	$131,973	$140,571	$192,102
(1)	Excludes unamortized debt issuance costs of $0.7 million.
(2)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2021. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.

(3)	The majority of operating lease obligations consist of railcar and real estate leases.
(4)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(5)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2022 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated.

The above table does not include $64.6 million of other non-current liabilities recorded on the balance sheet at December 31, 2021, as summarized in Note 15, Other Non-Current Liabilities, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Off-Balance Sheet Arrangements

During the periods covered by this Form 10-K, the Company was not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations.  The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made.  The overfunded status (pretax) of the Company’s defined benefit pension plans was $7.9 million at December 31, 2021, versus underfunded status (pretax) of $9.1 million at December 31, 2020.  See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.8 million to its defined benefit plans in 2021. In 2022, the Company expects to contribute a total of $0.5 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation

Funding Act of 2014, the Company has no 2022 contribution requirement to the U.S. pension plans. Payments to participants in the unfunded non-qualified plans should approximate $0.3 million in 2022, which is similar to payments made in 2021.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2021, the Company had a total of $6.7 million of outstanding standby letters of credit.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations or similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2021, the Company’s expenditures for capital projects related to the environment were $13.4 million. Expenditures for capital projects related to the environment are capitalized and depreciated over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment, waste disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $34.9 million for 2021, $35.4 million for 2020 and $31.8 million for 2019.

Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $23.1 million to $41.7 million at December 31, 2021, compared to $22.9 million to $41.1 million at December 31, 2020. Within the range of possible environmental losses, management has currently concluded that there are no amounts within the ranges that are more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges.  The Company’s environmental and legal accruals totaled $23.1 million at December 31, 2021 as compared to $22.9 million at December 31, 2020. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. During 2021, cash outlays related to legal and environmental matters approximated $3.5 million compared to $4.5 million expended in 2020.

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

Outlook

Management believes that demand for Surfactant products sold into the institutional cleaning, agricultural and oilfield end markets should improve versus 2021.  Management remains cautiously optimistic that consumer consumption of cleaning, disinfection and personal wash products will improve slightly in 2022 after significant de-stocking efforts in 2021.  Management believes the Polymer segment will deliver year-over-year growth in 2022 and that the long-term prospects for the Polymer segment remain attractive as energy conservation efforts and more stringent building codes are expected to continue.  Management believes its Specialty Products segment will improve slightly year-over-year.  Despite optimism that demand for the Company’s products will remain strong, management also believes the Company will continue to be challenged by the same external factors that impacted the Company in 2021.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles or GAAP). Preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses at the date of the financial statements and to provide disclosures of contingent assets, liabilities and related amounts of revenues and expenses during the reporting period.  The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results:

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

Goodwill and Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how and goodwill, all of which were acquired as part of business combinations or asset acquisitions.  Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Intangible assets, other than goodwill, are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill.  Intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-life intangible assets are as follows: patents – 15 years; non-compete agreements – three years; trademarks – eight to 11 years; customer relationships – 12 to 20 years and know-how – seven to 20 years. Finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

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

At December 31, 2021 and December 31, 2020, the Company’s deferred compensation liability was $61.2 million and $61.6 million, respectively.  In 2021 and 2020, approximately 47 percent and 53 percent, respectively, of deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock. The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.2 million of additional compensation expense.  A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

	Twelve Months Ended December 31
(In millions, except per share amounts)	2021		2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$137.8	$5.92	$126.8	$5.45	$103.1	$4.42

Deferred Compensation (Income) Expense	2.0	0.08	5.3	0.23	10.5	0.45
Business Restructuring/Asset Disposition	3.3	0.14	1.2	0.05	2.7	0.12
Cash-Settled SARs	0.2	0.01	0.4	0.02	2.8	0.12
Environmental Remediation	2.0	0.08	—	—	4.3	0.18
Voluntary Debt Prepayment	0.0	—	—	—	1.2	0.05
Cumulative Tax Effect on Above Adjustment Items	(1.8)	(0.07)	(1.7)	(0.07)	(5.2)	(0.22)
Adjusted Net Income	143.5	$6.16	$132.0	$5.68	$119.4	$5.12

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	December 31
	2021	2020
Current Maturities of Long-Term Debt as Reported	$40.7	$37.9
Long-Term Debt as Reported	$322.9	$160.8
Total Debt as Reported	$363.6	$198.7
Less Cash and Cash Equivalents as Reported	$(159.2)	$(349.9)
Net Debt	$204.4	$(151.2)
Equity	$1,074.2	$986.7
Net Debt plus Equity	$1,278.6	$835.5
Net Debt/Net Debt plus Equity	16%	-18%

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2021, the Company had forward contracts with an aggregated notional amount of $51.5 million. Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts.  The fair value of all forward contracts as of December 31, 2021, was a net asset of $0.1 million. As of December 31, 2021, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $4.3 million.

Interest Rates

The Company’s debt was comprised entirely of fixed-rate borrowings totaling $360.7 million and foreign subsidiaries $2.9 million of unsecured debt as of December 31, 2021. A hypothetical 10 percent average change to short-term interest rates would result in less than a $0.1 million increase or decrease to interest expense for 2022.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $366.6 million as of December 31, 2021, which was approximately $5.2 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2021, or $3.9 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases.  Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2021, the Company had open forward contracts for the purchase of 1.4 million dekatherms of natural gas at a cost of $5.7 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.6 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Stepan Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Given the subjectivity of estimating the likelihood of a loss, the range of potential loss, and the amount of liability to recognize, performing audit procedures to evaluate whether environmental loss contingencies were appropriately recorded and disclosed as of December 31, 2021, required especially challenging, subjective and complex auditor judgment and an increased extent of effort.

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

Acquisitions — Refer to Note 20 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Arteva Specialties B.V., INV Performance, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA’s aromatic polyester polyol business and associated assets. The acquisition has been accounted for under the acquisition method of accounting for business combinations. The net purchase price was comprised of the $165.0 million cash purchase price paid to the seller and $21.6 million of working capital measured at its fair value as of the acquisition date. Accordingly, the purchase price was allocated to the polyester polyol operations of the business using a discounted cash flow model. Following, the operations allocation, the purchase price was then allocated to the assets acquired and liabilities assumed compromising the polyester polyol operations business based on their respective fair values, including $64.8 million in goodwill and $46.0 million in intangibles. The operations allocation required management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) and discount rates.

Given the operations allocation required management to make significant estimates and assumptions related to the forecasts of future costs, revenues, and EBITDA (the “forecasts”), as well as the selection of the discount rates, and considering the sensitivity of business assumptions used in the valuation, performing audit procedures to evaluate the reasonableness of the forecasts and selected discount rates required a high degree of auditor judgement and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the acquisition included the following, among others:

•

We tested the operating effectiveness of internal controls related to the Company’s review of the stock and asset purchase agreement, review of opening balances, purchase price allocation specific to property and intangible assets, and cash flow forecast determination.

•	We read and evaluated the purchase agreement and supporting schedules
•	We evaluated the identification of tangible and intangible assets and liabilities for completeness

•	We tested the classification of identifiable assets acquired and liabilities assumed in a business combination, including performing a sensitivity analysis on the intangible assets.
•

For the tangible assets subject to valuation, internal fair value specialists were engaged to assist with (1) evaluating the reasonableness of the valuation methodology and valuation assumptions with generally accepted valuation practices (2) evaluating whether multiple valuation techniques are appropriate in the circumstances and for which sufficient data is available, and (3) evaluating whether the valuation techniques are appropriate in relation to the business, industry, and environment.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by (1) testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation, (2) developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) evaluating whether management’s forecasts were consistent with the evidence obtained in other areas of the audit.

•

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports and other economic indicators.

•	We evaluated whether management’s forecasts were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2022

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2021, 2020 and 2019

(In thousands, except per share amounts)	2021	2020	2019
Net Sales (Note 1)	$2,345,966	$1,869,750	$1,858,745
Cost of Sales	1,950,156	1,486,137	1,519,031
Gross Profit	395,810	383,613	339,714
Operating Expenses:
Selling (Note 1)	59,186	55,543	56,956
Administrative (Note 1)	92,906	87,362	82,577
Research, development and technical services (Note 1)	62,689	57,986	55,037
Deferred compensation expense (Note 12)	6,895	9,988	15,140
	221,676	210,879	209,710
Business restructuring and loss on asset disposition (Note 22)	(3,353)	(1,212)	(2,744)
Operating Income	170,781	171,522	127,260
Other Income (Expense):
Interest, net (Note 6)	(5,753)	(5,409)	(5,932)
Other, net (Note 8)	7,509	4,954	4,571
	1,756	(455)	(1,361)
Income Before Provision for Income Taxes	172,537	171,067	125,899
Provision for Income Taxes (Note 9) \	34,642	43,411	22,798
Net Income	137,895	127,656	103,101
Net (Income) Loss Attributable to Noncontrolling Interest (Note 1)	(91)	(886)	28
Net Income Attributable to Stepan Company	$137,804	$126,770	$103,129

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$6.01	$5.52	$4.47
Diluted	$5.92	$5.45	$4.42
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,922	22,949	23,054
Diluted	23,287	23,256	23,316

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
Net Income	$137,895	$127,656	$103,101
Other Comprehensive Income:
Foreign currency translation adjustments (Note 19)	(28,154)	(2,973)	4,425
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of tax expense of $2,661, tax benefit of $265 and tax expense of $1,263 for 2021, 2020 and 2019, respectively)	8,188	(996)	4,112
Amortization of prior service cost included in pension expense (net of taxes of $4, $3 and $3 for 2021, 2020 and 2019, respectively)	8	8	9
Amortization of actuarial loss included in pension expense (net of taxes of $1,157, $1,089 and $657 for 2021, 2020 and 2019, respectively)	3,643	3,332	2,082
Net defined benefit pension plan activity (Note 19)	11,839	2,344	6,203
Cash flow hedges:
Reclassifications to income in period	(9)	(9)	(9)
Net cash flow hedge activity (Note 19)	(9)	(9)	(9)
Other Comprehensive Income	(16,324)	(638)	10,619
Comprehensive Income	121,571	127,018	113,720
Comprehensive Income Attributable to Noncontrolling Interest	(122)	(959)	47
Comprehensive Income Attributable to Stepan Company	$121,449	$126,059	$113,767

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$159,186	$349,938
Receivables, less allowances of $10,157 in 2021 and $10,133 in 2020	419,542	301,318
Inventories (Note 5)	305,538	218,783
Other current assets	29,102	35,612
Total current assets	913,368	905,651
Property, Plant and Equipment:
Land	50,675	27,135
Buildings and improvements	260,809	248,234
Machinery and equipment	1,541,925	1,476,675
Construction in progress	237,548	120,606
	2,090,957	1,872,650
Less: Accumulated depreciation	(1,240,353)	(1,189,983)
Property, plant and equipment, net	850,604	682,667
Goodwill, net (Note 4)	97,187	27,972
Other intangible assets, net (Note 4)	60,784	24,068
Long-term investments (Note 2)	34,495	30,652
Operating lease assets (Note 7)	69,612	62,421
Other non-current assets	39,562	18,905
Total Assets	$2,065,612	$1,752,336

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$40,718	$37,857
Accounts payable	323,362	236,750
Accrued liabilities (Note 14)	136,396	141,947
Total current liabilities	500,476	416,554
Deferred income taxes (Note 9)	12,491	20,745
Long-term debt, less current maturities (Note 6)	322,862	160,812
Non-current operating lease liability (Note 7)	56,668	51,567
Other non-current liabilities (Note 15)	98,922	114,293

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; 60,000,000 authorized shares; 26,760,714 issued shares in 2021 and 26,658,032 issued shares in 2020	26,761	26,658
Additional paid-in capital	220,820	206,716
Accumulated other comprehensive loss (Note 19)	(153,236)	(136,881)
Retained earnings	1,133,550	1,023,829
Less: Common treasury stock, at cost, 4,340,729 shares in 2021 and 4,185,242 shares in 2020	(153,702)	(133,629)
Total Stepan Company stockholders’ equity	1,074,193	986,693
Noncontrolling interest	—	1,672
Total equity	1,074,193	988,365
Total Liabilities and Equity	$2,065,612	$1,752,336

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net income	$137,895	$127,656	$103,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,876	81,860	78,701
Deferred compensation	6,895	9,988	15,140
Realized and unrealized gain on long-term investments	(2,289)	(3,143)	(3,955)
Stock-based compensation	11,716	10,080	8,872
Deferred income taxes	(33,605)	(4,506)	(5,016)
Other non-cash items	2,158	3,068	2,240
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(104,231)	(23,417)	4,894
Inventories	(79,258)	(15,358)	28,460
Other current assets	(1,434)	(13,927)	(680)
Accounts payable and accrued liabilities	44,414	55,739	(15,084)
Pension liabilities	(1,729)	(612)	(790)
Environmental and legal liabilities	450	(3,021)	2,519
Deferred revenues	277	10,809	26
Net Cash Provided By Operating Activities	72,135	235,216	218,428
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(194,482)	(125,792)	(105,572)
Proceeds from asset disposition	4,149	—	—
Asset acquisition (Note 20)	(3,503)	(2,040)	—
Business acquisitions, net of cash acquired (Note 20)	(184,473)	(13,519)	(9,000)
Other, net	1,480	2,317	1,905
Net Cash Used In Investing Activities	(376,829)	(139,034)	(112,667)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	2,861	—	(7,495)
Other debt borrowings (Note 6)	200,000	—	—
Other debt repayments (Note 6)	(37,858)	(23,571)	(46,429)
Dividends paid	(28,083)	(25,405)	(23,097)
Company stock repurchased	(16,969)	(15,253)	(13,184)
Stock option exercises	1,369	2,926	3,037
Other, net	(3,987)	(3,631)	(3,326)
Net Cash (Used In) Provided By Financing Activities	117,333	(64,934)	(90,494)
Effect of Exchange Rate Changes on Cash	(3,391)	3,307	(78)
Net Increase (Decrease) in Cash and Cash Equivalents	(190,752)	34,555	15,189
Cash and Cash Equivalents at Beginning of Year	349,938	315,383	300,194
Cash and Cash Equivalents at End of Year	$159,186	$349,938	$315,383

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$92,867	$39,017	$29,331
Cash payments of interest	$9,542	$9,329	$12,250

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2019

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 59,799 shares of common stock under stock option plan	3,037	60	2,977	—	—	—	—

Purchase of 144,457 shares of common stock	(13,184)	—	—	(13,184)	—	—	—

Stock-based and deferred compensation	3,835	124	7,277	(3,566)	—	—	—

Net income	103,101	—	—	—	—	103,129	(28)

Other comprehensive income	10,619	—	—	—	10,638	—	(19)

Cash dividends paid:
Common stock ($1.030 per share)	(23,097)	—	—	—	—	(23,097)	—

Other (1)	—	—	—	—	(5,325)	5,325	—
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

(1)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2020

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 48,389 shares of common stock under stock option plan	2,926	48	2,878	—	—	—	—

Purchase of 173,956 shares of common stock	(15,253)	—	—	(15,253)	—	—	—

Stock-based and deferred compensation	6,583	117	10,703	(4,237)	—	—	—

Net income	127,656	—	—	—	—	126,770	886

Other comprehensive income	(638)	—	—	—	(711)	—	73

Cash dividends paid:
Common stock ($1.130 per share)	(25,405)	—	—	—	—	(25,405)	—

Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2021

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 20,435 shares of common stock under stock option plan	1,369	20	1,349	—	—	—	—

Purchase of 135,103 shares of common stock	(16,969)	—	—	(16,969)	—	—	—

Stock-based and deferred compensation	9,734	83	12,755	(3,104)	—	—	—

Net income	137,895	—	—	—	—	137,804	91

Other comprehensive income	(16,324)	—	—	—	(16,355)	—	31

Cash dividends paid:
Common stock ($1.250 per share)	(28,083)	—	—	—	—	(28,083)

Other (1)	(1,794)	—	—	—	—	—	(1,794)
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550	$—

(1)

Reflects the derecognition of noncontrolling interest due to the dissolution of the China joint venture. See Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

1.  Summary of Significant Accounting Policies

Nature of Operations

Stepan Company’s (the Company) operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, fabric softeners, toothpastes and household cleaners), paints, cosmetics, food, beverages, nutritional supplements, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Company management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses at the date of the financial statements and to provide disclosures of contingent assets, liabilities and related amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Prior to the fourth quarter of 2021, the Company had an 80 percent ownership interest in the Nanjing Stepan Jinling Chemical Limited Liability Company (a joint venture) and exercised controlling influence over the entity.  As a result, the China joint venture results were included in the Company’s consolidated financial statements. The partner’s interest in the joint venture’s net income was reported in the net income attributable to noncontrolling interest line of the consolidated statements of income and its interest in the net assets of the joint venture was reported in the noncontrolling interest line (a component of equity separate from Company equity) of the consolidated balance sheets. The joint venture was dissolved during the fourth quarter of 2021.

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

At December 31, 2021, the Company’s cash and cash equivalents totaled $159,186,000 including $46,689,000 in money market funds, each of which was rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $25,253,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $87,244,000 as of December 31, 2021. At December 31, 2020, the Company’s cash and cash equivalents totaled $349,938,000 including $123,695,000 in money market funds, each of which was rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $76,164,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $150,079,000 as of December 31, 2020.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances. The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers. When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience. The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended. Payment terms extended are short term in duration, typically ranging from 30 to 60 days. The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions. This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2021, 2020 or 2019.

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

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Balance at January 1	$10,133	$9,325	$9,654
Provision charged to income	943	864	29
Accounts written off, net of recoveries	(919)	(56)	(358)
Balance at December 31	$10,157	$10,133	$9,325

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. Currently, the first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software.  Manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($75,351,000, $69,234,000, and $58,464,000 in 2021, 2020 and 2019, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income. Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K)), its outstanding debt for disclosure purposes (see Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K)) and its pension plan assets (see Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K)).

The Company also applies fair value measurements to nonfinancial assets and liabilities recorded in conjunction with business combinations and as part of impairment reviews for goodwill and other long-lived assets.

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

Cost of Sales

Cost of sales is comprised of raw material costs (including inbound freight expense to deliver the raw materials), manufacturing plant labor expenses and various manufacturing overhead expenses, such as utilities, maintenance, operating supplies, amortization and manufacturing asset depreciation expenses. Cost of sales also includes outbound shipping and handling expenses, inter-plant transfer costs, warehouse expenses and rail car rental expenses.

Operating Expenses

Selling expense is comprised of salaries and related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g., computers) are also classified as selling expense.

Administrative expense is comprised of salaries and related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. The majority of environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $38,778,000, $35,999,000, and $34,139,000 in 2021, 2020 and 2019, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relate to technical services, which include routine product testing, quality control and sales service support.

Compensation expense or income related to the Company’s deferred compensation plans is presented in the deferred compensation expense line in the Consolidated Statements of Income. For more details, see Note 12, Deferred Compensation, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

Environmental Expenditures

Environmental expenditures that relate to current operations are typically recorded in cost of sales. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized as assets and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically 10 years.

Estimated future expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are recorded as liabilities, with the corresponding charge typically recorded in administrative expenses, when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Legal costs related to environmental matters are expensed as incurred.  See Note 16, Contingencies, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for environmental contingencies details.

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how, supply contracts and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 15 years; non-compete agreements – three years; trademarks – eight to 11 years; customer relationships – 12 to 20 years and know-how – seven to 20 years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4, Goodwill and Other Intangibles, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about goodwill and other intangible assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more information about the Company’s income taxes.

Translation of Foreign Currencies

For the Company’s consolidated foreign subsidiaries whose functional currency is the local foreign currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at year end and revenues and expenses are translated at average exchange rates for the year. Any resulting translation adjustments are included in the consolidated balance sheets in the accumulated other comprehensive loss line of stockholders’ equity. Gains or losses on foreign currency transactions are reflected in the other, net caption of the consolidated statements of income. The Company has four foreign subsidiaries whose functional currencies are the U.S. dollar. For these subsidiaries, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at year end, revenues and expenses are translated at average exchange rates for the year and translation gains and losses are included in the other, net caption of the consolidated statements of income.

Stock-Based Compensation

The Company grants stock options, stock awards (including performance-based stock awards) and SARs to certain employees under its incentive compensation plans.  The Company calculates the fair values of stock options, stock awards and SARs on the date such instruments are granted.  The fair values of the stock options and stock awards are then recognized as compensation expense over the vesting periods of the instruments. The Company’s SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. The cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of each reporting period. Compensation expense for each reporting period is calculated as the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the cash-settled SARs. Compensation expense for the stock-settled SARs is calculated in the same way as compensation expense for stock options. See Note 11, Stock-based Compensation, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed as net income attributable to the Company divided by the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the weighted-average of net common shares (under the treasury stock method) that would be outstanding assuming the exercise of outstanding stock options and stock-settled SARs, the vesting of unvested stock awards that have no performance or market condition and the issuance of contingent performance stock awards. See Note 18, Earnings Per Share, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s earnings per share calculations.

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income.  Comprehensive income is disclosed in the consolidated statements of comprehensive income. Accumulated other comprehensive income (AOCI) is reported as a component of stockholders’ equity in the Company’s consolidated balance sheets. See Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information regarding changes in the Company’s AOCI and reclassifications out of AOCI to income.

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s segment reporting.

Derivative Instruments

Derivative instruments are recognized in the consolidated balance sheets as either assets or liabilities measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings.  For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in AOCI until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. Company policy prohibits the use of derivative instruments for trading or speculative purposes. See Note 3, Derivative Instruments, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for further information regarding the Company’s use of derivatives.

At December 31, 2021, the Company held open forward contracts for the purchase of 1.4 million dekatherms of natural gas in 2022 at a cost of $5,712,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments.  The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which improves the accounting for acquired revenue contracts with customers in a business combination by addressing current inconsistencies in recognition of an acquired contract liabilities as well as payment terms and their effect on subsequent revenue recognized by the acquirer. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) at fair value on the acquisition date. This amendment requires acquiring entities to apply Topic

606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update are effective for fiscal years beginning after December 31, 2022 and should be applied prospectively. The Company is in the process of assessing the impact that adoption of ASU No. 2021-08 may have on its financial position, results of operations and cash flows.

2.  Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2021 and 2020, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange contracts discussed in Note 3, Derivative Instruments, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts.  The Company’s fair value measurements for derivative assets and liabilities fall within Level 2 of the fair value hierarchy.

See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments include the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations.  See the defined contribution plans section of Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option guidance. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date and therefore its fair value measurements for mutual fund assets fall within Level 1 of the fair value hierarchy.

See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The fair value of debt with original maturities greater than one year reflects the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan.  The fair values of the remaining Company debt obligations approximated their carrying values due to the short-term nature of the debt.  The Company’s fair value measurements for debt fall within Level 2 of the fair value hierarchy.

At December 31, 2021 and 2020, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $710,000, and $617,000  as of December 31, 2021 and 2020, respectively):

(In thousands)	December 31
	2021	2020
Fair value	$369,456	$210,370

Carrying value	364,290	199,286

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2021 and 2020, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2021	Level 1	Level 2	Level 3
Mutual fund assets	$34,495	$34,495	$—	$—
Derivative assets:
Foreign currency contracts	436	—	436	—
Total assets at fair value	$34,931	$34,495	$436	$—

Derivative liabilities:
Foreign currency contracts	$338	$—	$338	$—

(In thousands)	December 2020	Level 1	Level 2	Level 3
Mutual fund assets	$30,652	$30,652	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$30,987	$30,652	$335	$—

Derivative liabilities:
Foreign currency contracts	$566	$—	$566	$—

3.  Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2021 and 2020, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with a U.S. dollar equivalent of $51,542,000 and $48,336,000, respectively.

The fair values of the derivative instruments held by the Company on December 31, 2021, and December 31, 2020, are disclosed in Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Derivative instrument gains and losses for the years ended December 31, 2021, 2020 and 2019, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2021, 2020 and 2019, see Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Balance as of January 1
Goodwill	$25,537	$23,664	$5,419	$5,406	$483	$483	$31,439	$29,553
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	22,070	20,197	5,419	5,406	483	483	27,972	26,086
Goodwill acquired (1)	—	4,225	72,467	—	—	—	72,467	4,225
Goodwill measurement period adjustment (1)	940	(336)	—	—	—	—	940	(336)
Foreign currency translation	(788)	(2,016)	(3,404)	13	—	—	(4,192)	(2,003)
Balance as of December 31
Goodwill	25,689	25,537	74,482	5,419	483	483	100,654	31,439
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	$22,222	$22,070	$74,482	$5,419	$483	$483	$97,187	$27,972
(1)

See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the goodwill acquired in a business combination.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2021 and 2020 tests indicated no impairment.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2021 and 2020.  The year-over-year changes in gross carrying values mainly resulted from acquisitions that took place in 2021 and the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2021	2020	2021	2020
Other Intangible Assets:
Patents (2)	$7,411	$7,411	$6,139	$5,713
Non-compete agreements (2)	594	623	404	270
Trademarks (2)	12,013	4,087	4,160	2,905
Customer lists/relationships (2)	44,447	21,424	9,557	6,842
Supply contract	1,472	1,579	1,472	1,579
Know-how (1)(2)	27,029	14,183	10,450	7,930
Total	$92,966	$49,307	$32,182	$25,239
(1)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data

(2)

The 2020 balances include intangible assets acquired as part of the Company’s Clariant (Mexico) and Logos Technologies acquisitions in 2020. The 2021 balances include intangible assets acquired as part of the Company’s INVISTA acquisition in January 2021.  See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Aggregate amortization expense for the years ended December 31, 2021, 2020 and 2019, was $7,292,000, $3,621,000, and $3,399,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/22	$6,918
For year ended 12/31/23	6,891
For year ended 12/31/24	6,609
For year ended 12/31/25	6,168
For year ended 12/31/26	5,845

5.  Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2021	2020
Finished products	$184,010	$148,878
Raw materials	121,528	69,905
Total inventories	$305,538	$218,783

6. Debt

Debt comprised the following at December 31, 2021 and 2020:

(In thousands)	Maturity Dates	December 31, 2021	December 31, 2020
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $230 and $273 for 2021 and 2020, respectively)	2022-2027	$85,485	$99,727
3.86% (net of unamortized debt issuance cost of 181 and $236 for 2021 and 2020, respectively)	2022-2025	56,962	71,193
4.86% (net of unamortized debt issuance cost of $69 and $108 for 2021 and 2020 respectively)	2022-2023	18,502	27,749
2.30% (net of unamortized debt issuance cost of $100 and $0 for 2021 and 2020, respectively)	2024-2028	49,900	—
2.37% (net of unamortized debt issuance cost of $108 and $0 for 2021 and 2020, respectively)	2024-2028	49,892	—
2.73% (net of unamortized debt issuance cost of $22 and $0 for 2021 and 2020, respectively)	2025-2031	99,978	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2022	2,861	—
Total debt		$363,580	$198,669
Less current maturities		40,718	37,857
Long-term debt		$322,862	$160,812

The Company’s long-term debt financing is currently comprised of certain unsecured private placement notes issued to insurance companies, totaling $360,719,000 as of December 31, 2021. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 4.86 percent. The notes had original maturities of seven to 12 years with mandatory amortization of principal beginning four, five and six years after issuance. The Company will be required to make amortization payments on the currently outstanding notes from 2022 to 2031.

On June 10, 2021, the Company entered into the Prudential note purchase agreement pursuant to which it issued and sold $50,000,000 in aggregate principal amount of its Series 2021-A Notes. The Series 2021-A Notes bear interest at a fixed rate of 2.30%, with interest to be paid semi-annually and with equal annual principal payments beginning on June 10, 2024 and continuing through final maturity on June 10, 2028. On December 10, 2021, pursuant to the Prudential note purchase agreement, the Company issued and sold $50,000,000 in aggregate principal amount of its Series 2021-D Notes. The Series 2021-D Notes bear interest at a fixed rate of 2.73%, with interest to be paid semi-annually and with equal annual principal payments beginning on December 10, 2025 and continuing through final maturity on December 10, 2031.

On June 10, 2021, the Company entered into the NYL note purchase agreement pursuant to which, on September 23, 2021, the Company issued and sold $50,000,000 in aggregate principal amount of its Series 2021-B Notes. The Series 2021-B Notes bear interest at a fixed rate of 2.37% with interest to be paid semi-annually and with equal annual principal payments beginning on September 23, 2024 and continuing through final maturity on September 23, 2028. On December 10, 2021, pursuant to the NYL note purchase agreement, the Company issued and sold $50,000,000 in aggregate principal amount of its Series 2021-C Notes. The Series 2021-C Notes bear interest at a fixed rate of 2.73% with interest to be paid semi-annually and with equal annual principal payments beginning on December 10, 2025 and continuing through final maturity on December 10, 2031.

The proceeds of the issuance of the Series 2021-A Notes, Series 2021-B Notes, Series 2021-C Notes and Series 2021-D Notes are being used for capital expenditures, to pay down existing debt and for other corporate purposes. The Prudential note purchase agreement and the NYL note purchase agreement require the maintenance of certain financial ratios, contain covenants that are substantially similar to the Company’s existing long-term debt and provide for customary events of default.

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains import letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2021, the Company had outstanding letters of credit totaling $6,720,000 and no outstanding borrowings under the revolving credit agreement. There was $343,280,000 available under the revolving credit agreement as of December 31, 2021.

Loans under the credit agreement may be incurred, at the discretion of the Company, with terms to maturity of one month, three months or six months. The Company may choose from two interest rate options: (1) LIBOR applicable to each currency plus spreads ranging from 1.25 percent to 1.875 percent, depending on the Company’s net leverage ratio, or (2) the prime rate plus 0.25 percent to 0.875 percent, depending on the Company’s net leverage ratio. The credit agreement requires the Company to pay a commitment fee ranging from 0.15 percent to 0.325 percent per annum, which also depends on the Company’s net leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

The Company’s foreign subsidiaries had $2,861,000 of unsecured debt at December 31, 2021.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $468,095,000 and $373,884,000 at December 31, 2021 and 2020, respectively.

Debt at December 31, 2021, matures as follows: $40,718,000 in 2022; $37,857,000 in 2023; $48,572,000 in 2024; $62,858,000 in 2025; $48,572,000 in 2026 and $125,713,000 after 2026. Debt maturing in 2022 includes $37,857,000 of scheduled repayments under long-term debt agreements. The Company’s foreign subsidiaries routinely have short-term working capital loans. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit agreement entered into on January 30, 2018.

Net interest expense for the years ended December 31, 2021, 2020 and 2019, comprised the following:

(In thousands)	2021	2020	2019
Interest expense	$10,145	$9,859	$12,744
Interest income	(1,255)	(2,171)	(5,717)
	8,890	7,688	7,027
Capitalized interest	(3,137)	(2,279)	(1,095)
Interest expense, net	$5,753	$5,409	$5,932

7. Leases

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 60 percent and 25 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of December 31, 2021, the Company had railcar and storage tank leases valued at approximately $1,208,000, that had not commenced. These leases will commence in the first quarter of 2022.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the five countries identified above represents approximately 98 percent of the Company’s consolidated ROU asset balance. Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Consolidated Statements of Income.

(In thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Lease Cost
Operating lease cost	$15,630	$11,821
Short-term lease cost	6,570	4,922
Variable lease cost	892	1,135
Total lease cost	$23,092	$17,878
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$14,885	$11,843
Right-of-use assets obtained in exchange for operating lease liabilities	19,610	27,766

The following table outlines maturities of lease liabilities as of December 31, 2021:

(In thousands)
Undiscounted Cash Flows:
2022	$15,573
2023	12,679
2024	8,055
2025	5,946
2026	4,329
Subsequent to 2026	36,439
Total Undiscounted Cash Flows	$83,021
Less: Imputed interest	(12,447)
Present value	$70,574
Current operating lease liabilities (1)	13,906
Non-current operating lease liabilities	56,668
Total lease liabilities	$70,574
(1)	This item is included in Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 Years
Weighted-average discount rate-operating leases	2.9%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Foreign exchange gains	$501	$1,367	$123
Investment income	2,886	1,681	968
Realized and unrealized gains on investments	2,289	3,143	3,955
Net periodic benefit cost	302	(874)	(351)
Other retirement obligation	559	(363)	(694)
Gain on sale of asset	—	—	570
Gain on dissolution of the China joint venture	972	—	—
Other, net	$7,509	$4,954	$4,571

9.  Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2021, 2020 and 2019, were as follows:

(In thousands)	2021	2020	2019
Taxes on Income
Federal
Current	$35,057	$21,889	$9,998
Deferred	(25,653)	(3,453)	(2,879)
State
Current	9,320	4,305	2,248
Deferred	(6,556)	(562)	(1,783)
Foreign
Current	23,870	21,723	15,568
Deferred	(1,396)	(491)	(354)
Total	$34,642	$43,411	$22,798
Income before Taxes
Domestic	$77,696	$81,906	$63,399
Foreign	94,841	89,161	62,500
Total	$172,537	$171,067	$125,899

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2021 Amount	%	2020 Amount	%	2019 Amount	%
Federal income tax provision at statutory tax rate	$36,233	21.0	$35,924	21.0	$26,439	21.0
State income tax provision, less applicable federal tax benefit (1)	2,184	1.3	2,956	1.7	367	0.3
Foreign income taxed at different rates	2,356	1.4	1,964	1.1	623	0.5
U.S. taxation of foreign earnings (2)	(134)	(0.1)	4,134	2.4	2,349	1.9
Unrecognized tax benefits	1,775	1.0	1,454	0.8	2,954	2.3
Prior years return to provision true-up (3)	(3,314)	(1.9)	(588)	(0.3)	(1,740)	(1.4)
Stock based compensation, excess tax benefits	(1,287)	(0.7)	(1,816)	(1.1)	(1,633)	(1.3)
U.S. tax credits (4)	(2,692)	(1.6)	(1,831)	(1.1)	(6,412)	(5.1)
Non-deductible expenses and other items, net	(479)	(0.3)	1,214	0.9	(149)	(0.1)
Total income tax provision	$34,642	20.1	$43,411	25.4	$22,798	18.1
(1)	For 2019, amount includes incremental state research credits for the tax years 2015 - 2019 that were identified as part of a research and development tax credit study.
(2)

Includes cost of global intangible low-taxed income (GILTI) in 2021, 2020 and 2019 plus other taxes paid or withheld on cash repatriated from foreign countries in 2021, 2020 and 2019. For 2021, includes the benefit of separate limitation loss foreign tax credit attributes, related to prior years, that were utilized in 2021.

(3)	For 2021, amount resulted from a higher federal research credit, higher foreign-derived intangible income (FDII), and lower GILTI related to the 2020 tax year.
(4)

For 2019, amount includes incremental federal research credits for 2015 - 2019 that were identified as part of a research and development tax credit study. Also includes a federal tax rate change due to the classification of certain 2016 and 2017 depreciable fixed assets as deductible research costs.

At December 31, 2021 and 2020, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2021	2020
Deferred Tax Assets:
Pensions	$537	$4,935
Deferred revenue	3,444	3,073
Other accruals and reserves	13,331	14,960
Legal and environmental accruals	7,385	7,055
Deferred compensation	16,210	16,222
Bad debt and rebate reserves	2,706	2,821
Non-U.S. subsidiaries net operating loss carryforwards	1,494	2,495
Amortization of intangibles	5,092	—
Inventories	3,108	—
Tax credit carryforwards	2,829	4,713
	$56,136	$56,274
Deferred Tax Liabilities:
Depreciation	$(42,299)	$(62,986)
Unrealized foreign exchange loss	(2,908)	(2,444)
Amortization of intangibles	—	(842)
Inventories	—	(2,504)
Other	(1,614)	(386)
	$(46,821)	$(69,162)
Valuation Allowance	$(862)	$(896)
Net Deferred Tax Assets (Liabilities)	$8,453	$(13,784)
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	20,944	6,961
Non-current deferred tax liabilities	(12,491)	(20,745)
Net Deferred Tax Assets (Liabilities)	$8,453	$(13,784)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries.  Pursuant to the 2017 U.S. Tax Cuts and Jobs Act (Tax Act), the Company’s foreign earnings have been subject to U.S. federal taxes. The Company now has the ability to repatriate to the U.S. parent the cash associated with these foreign earnings with little additional U.S. federal taxes. This cash may, however, be subject to foreign income and/or local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash balances may be further restricted by local laws. As such, the Company intends to limit its distributions to earnings previously taxed in the U.S. or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Act as long as such distributions would not result in any significant foreign taxes. In 2021, the Company repatriated $15,340,000 between May and December from its Brazilian, Colombian, and Mexican subsidiaries. The Company did not incur any incremental taxes as a result of this repatriation. In anticipation of the INVISTA acquisition, the Company’s Philippines entities declared a cash dividend of approximately $20,700,000 to the U.S. parent in December 2020. The Company recorded $2,384,000 of additional income tax expense in 2020 as a result of the expected repatriation.  The Company’s U.S. parent received the cash in 2021. The effect of the adjustment on the 2020 effective tax rate was an increase of approximately 1.4 percent.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2021. The Company does not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law which is used to determine tax-free distributions for Canadian tax purposes.  The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, and one of its Singapore subsidiaries to be indefinitely reinvested in foreign operations. A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2021. In 2021, the Company dissolved its China joint venture that prior to dissolution had not been considered indefinitely reinvested.  The dissolution resulted in $142,000 of additional income tax expense in 2021. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company had non-U.S. tax loss carryforwards of $3,351,000 (pretax) as of December 31, 2021, and $6,551,000 as of December 31, 2020, that are available for use by the Company between 2022 and 2029. The Company had tax credit carryforwards of $2,829,000 as of December 31, 2021, and $4,713,000 as of December 31, 2020, that are available for use by the Company between 2022 and 2034. The Company had non-U.S. capital loss carryforwards of $638,000 as of December 31, 2021, and $633,000 as of December 31, 2020.  The Company’s capital loss carryforwards do not expire.

As of December 31, 2021, and 2020, the Company had valuation allowances of $862,000 and $896,000, respectively, which were attributable to deferred tax assets in Canada, India, the Philippines and Singapore. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2021, 2020 and 2019, unrecognized tax benefits totaled $7,292,000, $4,735,000 and $3,273,000, respectively.  The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $6,973,000, $4,545,000 and $3,105,000 at December 31, 2021, 2020 and 2019, respectively.  The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  In 2021, the Company recognized net interest and penalty expense of $260,000 compared to $31,000 of net interest and penalty expense in 2020 and $19,000 of net interest and penalty expense in 2019. At December 31, 2021 the liability for interest and penalties was $340,000 compared to $80,000 at December 31, 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2016.  Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2014.

During 2021, the Internal Revenue Service started its audit of the 2016-2019 tax years. As of December 31, 2021, these audits were still open and the Company had not been notified of any significant proposed adjustments.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Unrecognized tax benefits, opening balance	$4,735	$3,273	$168
Gross increases – tax positions in prior period	938	190	2,760
Gross increases – current period tax positions	1,662	1,288	355
Foreign currency translation	(14)	15	7
Lapse of statute of limitations	(29)	(31)	(17)
Unrecognized tax benefits, ending balance	$7,292	$4,735	$3,273

10. Stockholders’ Equity

At December 31, 2021 and 2020, treasury stock consisted of 4,340,729 shares and 4,185,242 shares of common stock, respectively. During 2021, 135,103 shares of Company common stock were purchased in the open market. In addition, 26,875 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 6,491 shares of treasury stock were distributed to participants under the Company’s deferred compensation plan.

11. Stock-based Compensation

On December 31, 2021, the Company had outstanding stock options, stock awards and stock appreciation rights (SARs) awarded under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are currently granted to Company executives and other key employees. In addition, stock awards are currently granted to non-employee directors of the Company.  The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2021, there were 528,479 shares available for grant under the 2011 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $11,716,000, $10,080,000, and $8,872,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in stock-based compensation in 2021 versus 2020 was primarily due to higher compensation expenses related to performance awards. Management’s assessment that higher profitability performance targets for certain grants would be achieved led to the increase of compensation expenses for performance awards.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,867,000, $2,390,000, and $1,501,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vest after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31
	2021	2020	2019
Expected dividend yield	1.30%	1.31%	1.32%
Expected volatility	31.81%	26.00%	26.98%
Expected term	7.3 years	7.3 years	7.3 years
Risk-free interest rate	0.96%	1.47%	2.53%

A summary of stock option activity for the year ended December 31, 2021 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2021	392,550	$74.24
Granted	66,352	123.70
Exercised	(20,435)	66.95
Forfeited	(2,501)	107.86
Outstanding at December 31, 2021	435,966	81.92	6.18	$18,474
Vested or expected to vest at December 31, 2021	429,507	81.42	6.14	18,415
Exercisable at December 31, 2021	363,297	75.34	5.67	17,783

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2021, 2020 and 2019, were $36.49, $25.90, and $26.49, respectively. The total intrinsic values of options exercised during the years ended December 31, 2021, 2020, and 2019 were $1,287,000, $2,534,000, and $2,518,000, respectively.

As of December 31, 2021, the total unrecognized compensation cost for unvested stock options was $2,229,000. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2021, 2020, and 2019 was $1,369,000, $2,926,000, and $3,037,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $172,000, $339,000, and $348,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Awards

In 2019, 2020, and 2021, the Company granted stock awards under the 2011 Plan. Most Company stock awards are granted in the form of performance awards. The performance stock awards vest only upon the Company’s achievement of certain Board of Directors approved levels of financial performance by the end of specified measurement periods. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained by the end of the measurement period relative to the Board of Directors approved targets. The fair value of performance stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. Periodically, the Company also grants stock awards that have no performance conditions associated with their vesting. These stock awards vest based on the service time established for the given grant. In addition, the Company grants stock awards that have no performance conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2021, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2021	107,351	$94.66
Granted	40,127	119.76
Vested	(48,613)	88.93
Forfeited/Modified due to change of assumptions	4,413	82.30
Unvested at December 31, 2021	103,278	61.30

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2021, 2020 and 2019, were $119.76, $98.46, and $89.12, respectively. As of December 31, 2021, under the current Company assumption as to the number of stock award shares that will vest at the measurement periods ended December 31, 2022 and 2023, there was $4,971,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.6 years.

SARs

At December 31, 2021, the Company had both cash-settled and Company stock-settled SARs outstanding. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. SARs granted prior to 2017 cliff vest after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash (for cash-settled SARs) or Company common stock (for stock-settled SARs) an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price).  Cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date. Because stock-settled SARs are considered equity instruments, they are not re-measured at fair value at the end of each reporting period.

The following is a summary of SARs activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2021	653,498	$80.64
Granted	143,104	123.68
Exercised	(62,118)	65.97
Forfeited	(7,497)	107.86
Outstanding at December 31, 2021	726,987	90.06	6.83	$24,885

The weighted-average grant-date fair values of SARs granted during the years 2021, 2020 and 2019 were $36.49, $25.88, and $26.43, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2021, and 2020, the liability for cash-settled SARs recorded on the consolidated balance sheet (non-current liabilities) was $1,502,000 and $2,368,000, respectively. At December 31, 2021, there was $4,828,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.7 years.

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

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $6,895,000 expense in 2021, $9,988,000 expense in 2020 and $15,140,000 expense in 2019. The main factor in the decrease of the 2021 deferred compensation expense versus 2020 deferred compensation expense was a $4.97 per share decrease in the market price of the Company’s common stock in 2021 versus a $16.88 per share increase in the price of stock in 2020. The Company’s deferred compensation liability was $61,219,000 and $61,558,000 at December 31, 2021 and 2020, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$187,371	$176,499	$25,526	$21,850
Interest cost	4,671	5,668	357	445
Actuarial loss (income)	(8,682)	13,327	(1,171)	3,032
Benefits paid	(8,497)	(8,123)	(1,198)	(657)
Foreign exchange impact	—	—	(238)	856
Benefit obligation at end of year	$174,863	$187,371	$23,276	$25,526

(In thousands)	United States		United Kingdom
	2021	2020	2021	2020
Change in plan assets
Fair value of plan assets at beginning of year	$175,336	$160,423	$28,504	$24,357
Actual return on plan assets	11,459	22,738	(78)	3,320
Employer contributions	276	298	526	526
Benefits paid	(8,497)	(8,123)	(1,198)	(657)
Foreign exchange impact	—	—	(290)	958
Fair value of plan assets at end of year	$178,574	$175,336	$27,464	$28,504

Over (Under) funded status at end of year	$3,711	$(12,035)	$4,188	$2,978

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

(In thousands)	United States		United Kingdom
	2021	2020	2021	2020
Non-current asset	$7,166	$3,470	$4,188	$2,978
Current liability	(290)	(288)	—	—
Non-current liability	(3,165)	(15,217)	—	—
Net amount recognized	$3,711	$(12,035)	$4,188	$2,978

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

(In thousands)	United States		United Kingdom
	2021	2020	2021	2020
Net actuarial loss	$19,508	$33,745	$3,767	$4,653

Below is information for pension plans with projected benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2021	2020	2021	2020
Projected benefit obligation	$—	$146,848	$—	$—
Accumulated benefit obligation	—	146,848	—	—
Fair value of plan assets	—	135,070	—	—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019, were as follows:

(In thousands)	United States			United Kingdom
	2021	2020	2019	2021	2020	2019
Interest cost	$4,671	$5,668	$6,616	$357	$445	$554
Expected return on plan assets	(10,348)	(9,747)	(9,450)	(320)	(548)	(787)
Amortization of net actuarial loss	4,444	4,262	2,490	129	79	244
Net periodic benefit cost	$(1,233)	$183	$(344)	$166	$(24)	$11

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2021, 2020 and 2019, were as follows:

(In thousands)	United States			United Kingdom
	2021	2020	2019	2021	2020	2019
Net actuarial (gain) loss	$(9,793)	$336	$(5,174)	$(757)	$272	$(1,144)
Amortization of net actuarial loss	(4,444)	(4,262)	(2,490)	(129)	(79)	(244)
Total recognized in other comprehensive income	$(14,237)	$(3,926)	$(7,664)	$(886)	$193	$(1,388)
Total recognized in net periodic benefit cost and other comprehensive income	$(15,470)	$(3,743)	$(8,008)	$(720)	$169	$(1,377)

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2022	$8,949	$551
2023	9,283	594
2024	9,601	624
2025	9,829	652
2026	9,982	697
2027-2031	50,512	4,044

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2021	2020	2021	2020
Discount rate	2.90%	2.60%	1.80%	1.40%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2021	2020	2019	2021	2020	2019
Discount rate	2.60%	3.30%	4.30%	1.40%	2.10%	2.80%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	1.13%	2.30%	3.82%

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

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies (company stock), including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is approximately 25 percent and the total equity target is 35 percent including Company stock.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage-backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. A small percentage of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 63 percent. The fixed income portfolio has a duration similar to the plan’s liability stream and is designated to perform consistent with the movement of the plan’s liabilities.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 31,362 shares of the Company’s common stock to the Company’s ESOP trust on February 24, 2021. In 2020, the plans sold 31,706 shares to the Company’s ESOP trust on February 24, 2020. In 2019, the plans sold  32,299 shares to the Company’s ESOP trust on February 21, 2019.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash.  Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types.  Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2021, the pension asset allocation was 13 percent equities, 74 percent fixed income, four percent insurance contracts, and nine percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2021 and 2020, by asset category, were as follows:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$10,918	$—	$—	$10,918
Equity Securities
U.S. Equities	25,083	—	—	25,083
Non-U.S. Equities	12,544	—	—	12,544
Employer Securities	25,204	—	—	25,204
Total Equities	62,831	—	—	62,831
Fixed Income Securities
U.S. Corporate Bonds	—	69,073	—	69,073
U.S. Government and Agency Bonds	20,072	2,845	—	22,917
Other Bonds	—	12,835	—	12,835
Total Fixed Income	20,072	84,753	—	104,825
Total	$93,821	$84,753	$—	$178,574

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$7,056	$—	$—	$7,056
Equity Securities
U.S. Equities	54,805	—	—	54,805
Non-U.S. Equities	23,155	—	—	23,155
Employer Securities	27,938	—	—	27,938
Total Equities	105,898	—	—	105,898
Fixed Income Securities
U.S. Corporate Bonds	—	41,489	—	41,489
U.S. Government and Agency Bonds	11,152	1,570	—	12,722
Other Bonds	—	8,171	—	8,171
Total Fixed Income	11,152	51,230	—	62,382
Total	$124,106	$51,230	$—	$175,336

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

Level 1 – Equities are valued according to the exchange-quoted market prices of the underlying investments. Level 1 fixed income securities are U.S. government securities and are valued according to quoted prices from active markets.

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

Level 3 – no investments held during 2021 or 2020 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2021 and 2020, by asset category, were as follows:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$2,414	$—	$2,414
Equity Securities
Pooled Pension Funds	—	3,715	—	3,715
Fixed Income
Pooled Pension Funds	—	20,332	—	20,332
Insurance Contracts	—	—	1,003	1,003
Total	$—	$26,461	$1,003	$27,464

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$—	$2,576	$—	$2,576
Equity Securities
Pooled Pension Funds	—	3,603	—	3,603
Fixed Income
Pooled Pension Funds	—	21,166	—	21,166
Insurance Contracts	—	—	1,159	1,159
Total	$—	$27,345	$1,159	$28,504

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2021 and 2020:

(In thousands)	Insurance Contracts
Fair value, December 31, 2019	$1,205
Sale proceeds (benefit payments)	(119)
Change in unrealized gain	41
Foreign exchange impact	32
Fair value, December 31, 2020	$1,159
Sale proceeds (benefit payments)	(131)
Change in unrealized gain	(15)
Foreign exchange impact	(10)
Fair value, December 31, 2021	$1,003

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 6.75 percent that was used to develop the 2021 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management.  For fixed income, the expected return is 4.13 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 7.81 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate.

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

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2022 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $290,000 in 2022 to the unfunded non-qualified U.S. pension plans.  The Company expects to contribute $505,000 to the U.K. defined benefit plan in 2022.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2019, 2020 and 2021, profit sharing contributions for U.S. employees were made to the employee stock ownership plan.  Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2021	2020	2019
Retirement contributions	$8,134	$8,035	$7,328
Profit sharing contributions	5,081	6,107	4,702
Total	$13,215	$14,142	$12,030

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2021 and 2020, the trust asset balances were $2,146,000 and $1,778,000, respectively, and the supplemental plan liability balances were $2,221,000 and $1,853,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $219,000, $1,679,000 and $935,000, respectively, of statutory profit sharing expense that is included in the table above.

In all Company locations, approximately 77 percent of union and non-union employees are eligible for either the Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14.  Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2021	2020
Accrued payroll and benefits	$70,983	$79,070
Accrued customer rebates	21,030	23,628
Other accrued liabilities	44,383	39,249
Total accrued liabilities	$136,396	$141,947

15.  Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2021	2020
Deferred revenue	$9,979	$11,276
Environmental and legal matters	17,663	17,921
Deferred compensation liability	50,122	51,508
Pension liability	4,552	17,229
Other non-current liabilities	16,606	16,359
Total other non-current liabilities	$98,922	$114,293

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of December 31, 2021, the Company estimated a range of possible environmental losses and legal losses of $23,127,000 to $41,659,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $23,127,000 at December 31, 2021 and $22,884,000 at December 31, 2020. Although the Company believes that its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $3,461,000 for the year ended December 31, 2021, compared to $4,483,000 in 2020, respectively.

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

Following are summaries of the Company’s major contingencies at December 31, 2021:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2021, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,243,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2021. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

The following is segment data for the three years ended December 31, 2021, 2020 and 2019:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2021
Net sales	$1,562,795	$713,440	$69,731	$2,345,966
Operating income	165,999	73,591	14,178	253,768
Assets	1,245,207	556,799	78,100	1,880,106
Capital expenditures	154,953	29,077	4,976	189,006
Depreciation and amortization expenses	51,375	30,598	5,836	87,809

2020
Net sales	$1,351,686	$452,277	$65,787	$1,869,750
Operating income	169,101	68,214	13,966	251,281
Assets	1,018,555	361,219	92,964	1,472,738
Capital expenditures	88,484	26,719	5,960	121,163
Depreciation and amortization expenses	49,429	22,873	5,686	77,988

2019
Net sales	$1,272,723	$512,347	$73,675	$1,858,745
Operating income	122,780	69,567	16,415	208,762
Assets	907,032	338,179	86,718	1,331,929
Capital expenditures	69,725	29,188	4,441	103,354
Depreciation and amortization expenses	48,422	22,151	5,483	76,056

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2021	2020	2019
Operating income - segment totals	$253,768	$251,281	$208,762
Business restructuring and asset disposition (1)	(3,353)	(1,212)	(2,744)
Unallocated corporate expenses (2)	(79,634)	(78,547)	(78,758)
Total operating income	170,781	171,522	127,260
Interest expense, net	(5,753)	(5,409)	(5,932)
Other, net	7,509	4,954	4,571
Consolidated income before income taxes	$172,537	$171,067	$125,899

Assets - segment totals	$1,880,106	$1,472,738	$1,331,929
Unallocated corporate assets	185,506	279,598	247,438
Consolidated assets	$2,065,612	$1,752,336	$1,579,367

Capital expenditures - segment totals	$189,006	$121,163	$103,354
Unallocated corporate expenditures	5,476	4,629	2,218
Consolidated capital expenditures	$194,482	$125,792	$105,572

Depreciation and amortization expenses – segment totals	$87,809	$77,988	$76,056
Unallocated corporate depreciation expenses	3,067	3,872	2,645
Consolidated depreciation and amortization expenses	$90,876	$81,860	$78,701
(1)	See Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) regarding business restructuring costs.

(2)

Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

Below is certain Company-wide geographic data for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Net sales (1)
United States	$1,297,650	$1,117,695	$1,115,993
France	179,746	141,516	145,933
Poland	198,883	147,289	156,391
United Kingdom	208,780	93,115	96,842
Brazil	136,799	105,639	102,590
Mexico	127,944	100,763	83,160
All other countries	196,164	163,733	157,836
Total	$2,345,966	$1,869,750	$1,858,745

Long-lived assets (2)
United States	$668,362	$499,260	$462,199
Netherlands	85,931	—	—
Germany	41,438	39,759	30,084
Singapore	23,507	25,815	28,741
Brazil	35,294	35,786	46,740
China	30,991	27,300	27,201
United Kingdom	38,634	24,335	21,551
Mexico	45,384	39,482	21,959
All other countries	39,034	42,970	42,280
Total	$1,008,575	$734,707	$680,755
(1)	Net sales are attributed to countries based on the location of the Company legal entity making the sale.
(2)	Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

(In thousands, except per share amounts)	2021	2020	2019
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$137,804	$126,770	$103,129
Weighted-average number of shares outstanding	22,922	22,949	23,054
Basic earnings per share	$6.01	$5.52	$4.47
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$137,804	$126,770	$103,129
Weighted-average number of shares outstanding	22,922	22,949	23,054
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	138	112	97
Add weighted-average net shares related to unvested stock awards (under treasury share method)	1	1	2
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	166	145	125
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	60	49	38
Weighted-average shares applicable to diluted earnings	23,287	23,256	23,316
Diluted earnings per share	$5.92	$5.45	$4.42
(1)

Options/SARs to purchase 103,182, 127,434 and 107,125 shares of common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively. The options’/SARs’ exercise prices were greater than the average market price for the common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

19.  Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	4,444	4,112	—	8,556
Amounts reclassified from AOCI	—	2,091	(9)	2,082
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	0	(5,325)
Net current period other comprehensive income	4,444	878	(9)	5,313
Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(3,046)	(996)	—	(4,042)
Amounts reclassified from AOCI	—	3,340	(9)	3,331
Net current period other comprehensive income	(3,046)	2,344	(9)	(711)
Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(28,185)	8,188	—	(19,997)
Amounts reclassified from AOCI	—	3,651	(9)	3,642
Net current period other comprehensive income	(28,185)	11,839	(9)	(16,355)
Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02.

Amounts reclassified out of AOCI for the three years ended December 31, 2021, 2020 and 2019, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)				Affected Line Item in Consolidated
	2021	2020	2019	Statements of Income
Amortization of defined pension items:
Prior service cost	$(12)	$(11)	$(12)
Actuarial loss	(4,800)	(4,421)	(2,739)
	$(4,812)	(4,432)	(2,751)	Total before tax (2)
	1,161	1,092	660	Tax benefit
	$(3,651)	$(3,340)	$(2,091)	Net of tax

Gains and losses on cash flow hedges:
Foreign exchange contracts	$9	$9	$9	Cost of sales
	9	9	9	Total before tax
	—	—	—	Tax benefit
	$9	$9	$9	Net of tax
Total reclassifications for the period	$(3,642)	$(3,331)	$(2,082)	Net of tax
(1)	Amounts in parentheses denote expense to statement of income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2021 Acquisitions

INVISTA Acquisition

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhances its business continuity capabilities for the market. The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities for both plants, will allow Stepan to support future market growth in a capital efficient way. The purchase price was $165,000,000, plus $21,560,000 of working capital and $3,000,000 of associated value-added taxes (VAT), and was paid in cash. Immaterial working capital adjustments were finalized and paid during the second quarter of 2021. The working capital acquired included $5,900,000 of cash. The acquisition has been accounted for as a business combination, and the acquired operations are included in the Company’s Polymer segment in 2021. The assets acquired and liabilities assumed as part of the acquisition were measured and recorded at estimated fair value. The principle valuation techniques employed included cost and market approaches (PP&E), relief from royalty method under the income approach (trade name and technology/know-how) and multi-period excess earnings method under the income approach (customer relationships). The Company finalized the purchase price allocation during the third quarter of 2021. The following table summarizes the purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,200
Identifiable intangibles assets	46,000
Goodwill	64,800
Total assets acquired	$165,000

The acquired goodwill includes proprietary and intellectual property, brand recognition, business continuity benefits and marketing, manufacturing and supply chain synergies of the new business with the Company’s existing Polymer business. The acquired goodwill has been assigned to the Polymers segment and is deductible for tax purposes. Identifiable intangible assets included technology and manufacturing know-how ($13,000,000), trademarks ($8,000,000) and customer relationships ($25,000,000). The amortization periods for know-how and trademarks have been estimated to be in the range of 7 to 8 years. The amortization period for customer relationships has been estimated to be in the range of 12 to 14 years. As of December 31, 2021, in addition to the purchase price, the Company also paid $3,837,000 of acquisition-related expenses that primarily included legal, consulting, valuation and accounting services. For the twelve months ended December 31, 2021, the Company incurred $1,890,000 of acquisition-related expenses. These costs were included in the Administrative expenses line in the Company’s condensed consolidated statement of income.

The following table reflects pro forma financial information prepared under the assumption that the acquisition of the INVISTA aromatic polyester polyol business occurred on January 1, 2020.

Pro Forma Financial Information

Unaudited

	Twelve Months Ended December 31
(In thousands)	2021	2020
Net Sales	$2,358,405	$1,971,750
Net Income Attributable to Stepan Company	$140,869	$133,291

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have been achieved by the Company had the acquisition occurred on January 1, 2020. Furthermore, future results may vary materially from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment related to acquired plant assets, tax expense and management assumptions related to INVISTA’s legacy carved-out financial statements. In addition, non-recurring adjustments to pro forma net income include $1,890,000 of acquisition-related expenses. Such expenses were excluded from 2021 pro forma net income and included in 2020 pro forma net income.

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

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired has been integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). The purchase price of the acquisition was $14,000,000, plus associated value-added taxes (VAT).  As of December 31, 2021, $14,308,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair value. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

(In thousands)
Assets:
Identifiable intangible assets:
Customer lists	$8,000
Trademarks and know-how	1,300
Non-compete agreement	300
Goodwill	5,165
Property, plant and equipment	175
Total assets acquired	$14,940
Liabilities:
Other non-current liabilities	940
Total liabilities assumed	940
Net assets acquired	$14,000

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

As of December 31, 2021, the Company had $1,376,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $773,000 of revenue in the current period from pre-existing contract liabilities at December 31, 2020. During 2020 the Company recognized $10,709,000 of deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. This deferred revenue will be recognized over the period of the contract. As of December 31, 2021, no revenue has been recognized from this contract.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2021, 2020 and 2019.  The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2021
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$904,469	$364,382	$59,461	$1,328,312
Europe	288,735	302,137	9,152	600,024
Latin America	299,601	3,823	1,118	304,542
Asia	69,990	43,098	—	113,088
Total	$1,562,795	$713,440	$69,731	$2,345,966

	2020
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$826,841	$265,700	$56,455	1,148,996
Europe	234,631	147,289	9,332	391,252
Latin America	234,568	2,498	—	237,066
Asia	55,646	36,790	—	92,436
Total	$1,351,686	$452,277	$65,787	$1,869,750

	2019
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$766,341	$314,549	$61,501	1,142,391
Europe	240,711	158,455	12,174	411,340
Latin America	212,405	3,304	—	215,709
Asia	53,266	36,039	—	89,305
Total	$1,272,723	$512,347	$73,675	$1,858,745

22. Business Restructuring and Asset Disposition

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

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down surfactants operations at its German plant site.  As of December 31, 2021, an aggregate of $2,392,000 shut down related expense had been recognized at the site. This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $79,000 and $909,000 in decommissioning expenses in 2020 and 2019, respectively.

2016 Restructuring

In May 2016, the Company announced plans to shut down its Long Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to the Company’s other North American production sites. As of December 31, 2021, $9,250,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,606,000 for other expenses, principally site decommissioning costs. The Company recognized restructuring expenses of $633,000, $1,133,000 and $1,410,000 in 2021, 2020 and 2019, respectively.

Asset Disposition

In the fourth quarter 2021, the Company sold one of its corporate headquarter buildings and recognized a $2,720,000 loss on the sale of the building.  The loss is reflected in the Business restructuring and asset disposition line on the Company’s consolidated statements of income.

23. Insurance Recovery

Millsdale, Illinois site

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility. This power outage combined with below freezing temperatures, led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site. The Millsdale facility operated on a partial basis and used existing inventories to serve its customers. On February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant and forced the Company to stop production at the site. As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines. All production lines were fully operational prior to the end of the 2020 first quarter. During the second half of 2020, the Company finalized an insurance settlement related to this incident and recognized an $18,000,000 pre-tax insurance recovery. This insurance recovery was recognized as a reduction of expenses within cost of sales in the consolidated financial statement of income for the year ended December 31, 2020. The Surfactant and Polymer segments recorded $5,200,000 and $12,800,000, respectively, in insurance recovery.

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

24. Customer Claims

In the fourth quarter of 2016, the Company established a reserve for two customer claims, which alleged that product manufactured by the Company may have caused performance problems with the customers’ products.  The combined amount of the reserve was $7,367,000, which was recorded as a reduction of net sales in the year ended December 31, 2016.  Both claims related to the Company’s Surfactant segment.  In the fourth quarter of 2017, the Company paid $2,709,000 for one of the claims and reversed the remainder of the reserve for the claim. The claim reversal was recorded within net sales. The second claim for $703,000 was paid in the second quarter of 2019 and was covered by insurance.

25.  Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $36,588,000, $17,946,000, and $16,890,000 that were unpaid at December 31, 2021, 2020 and 2019, respectively. Noncash financing activities included 60,132 shares of Company common stock (valued at $7,286,000), 58,282 shares of Company common stock (valued at $5,485,000) and 96,095 shares of Company common stock (valued at $8,893,000) issued in connection with the Company’s stock award plan in 2021, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, the Company’s internal controls over financial reporting were effective based on those criteria. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of the INVISTA entity acquired in 2021, described in Note 20, Acquisitions, of the Notes to Consolidated Financial Statements. The INVISTA entity acquired in 2021 represented less than 1.0% of consolidated net sales for the year ended December 31, 2021, and approximately 1.8% of consolidated total assets as of December 31, 2021. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Stepan Company

Northbrook, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the INVISTA entity that was acquired on January 29, 2021, as described in Note 20. The entity’s financial statements constitute approximately 1.0% of consolidated Net Sales for the year ended December 31, 2021 and approximately 1.8% of consolidated Total Assets as of December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the acquired INVISTA entity.

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

February 25, 2022

d.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on the Directors of the Company, which is incorporated by reference herein.

(b)	Executive Officers

See “Information About our Executive Officers” in Part I above for the identification of the Company’s executive officers.  See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for other information on the Company’s executive officers, which is incorporated by reference herein.

(c)	Delinquent Section 16(a) Reports

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for other information regarding Section 16(a) beneficial ownership reporting compliance, which is incorporated by reference herein.

(d)	Audit Committee Financial Expert

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on the Company’s Audit Committee Financial Experts, which is incorporated by reference herein.

(e)	Code of Conduct

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on the Company’s Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on the Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 26, 2022, for information on Accounting and Auditing Matters, which is incorporated by reference herein.

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

10.26

Third Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of September 29, 2005 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.27

Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (filed with the Company’s Current Report on Form 8-K filed on July 3, 2013 (File No. 001-4462), and incorporated herein by reference)

10.28

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.29

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-4462), and incorporated herein by reference)

10.30

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.31

Credit Agreement, dated as of January 30, 2018, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Chase Bank, N.A. and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.32

Amendment No. 1, dated as of June 22, 2021, to Credit Agreement, dated as of January 30, 2018, among Stepan Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-4462) and incorporated herein by reference)

10.33

Stock and Asset Purchase Agreement, dated as of January 29, 2021, by and among Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, Stepan Company, Stepan U.K. Limited and Stepan Holdings Netherlands B.V. (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-4462), and incorporated herein by reference)

10.34

Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.35

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.36

Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.37

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

21*	Subsidiaries of the Registrant at December 31, 2021

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	Management contract or compensatory plan

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Luis E. Rojo
Luis E. Rojo Vice President and Chief Financial Officer

February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Chief Executive Officer	February 25, 2022
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ Luis E. Rojo	Vice President and Chief Financial Officer	February 25, 2022
Luis E. Rojo	(Principal Financial and Accounting Officer)

/s/ Michael R. Boyce	Director	February 25, 2022
Michael R. Boyce

/s/ Lorinda Burgess	Director	February 25, 2022
Lorinda Burgess

/s/ Randall S. Dearth	Director	February 25, 2022
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 25, 2022
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 25, 2022
Gregory E. Lawton

/s/ Jan Stern Reed	Director	February 25, 2022
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 25, 2022
Edward J. Wehmer

Luis E. Rojo, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 25, 2022	/s/ Luis E. Rojo
Luis E. Rojo