Form 10-Q
period 2022-03-31
STEPAN CO
filed 2022-05-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock, $1 par value	22,364,030 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2022	2021
Net Sales	$675,276	$537,740
Cost of Sales	566,057	428,760
Gross Profit	109,219	108,980
Operating Expenses:
Selling	15,277	14,504
Administrative	21,572	22,638
Research, development and technical services	16,473	15,149
Deferred compensation (income) expense	(7,501)	2,694
	45,821	54,985
Business restructuring expenses (Note 16)	(52)	(81)
Operating Income	63,346	53,914
Other Income (Expense):
Interest, net	(2,306)	(1,524)
Other, net (Note 15)	(1,650)	746
	(3,956)	(778)

Income Before Provision for Income Taxes	59,390	53,136
Provision for Income Taxes	14,581	12,525
Net Income	44,809	40,611
Net Income Attributable to Stepan Company	$44,809	$40,611

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.96	$1.77
Diluted	$1.93	$1.74

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,896	22,974
Diluted	23,167	23,330

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2022	2021
Net Income	$44,809	$40,611
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11) (1)	9,829	(18,441)
Defined benefit pension adjustments, net of tax (Note 11)	436	874
Derivative instrument activity, net of tax (Note 11)	2,788	(2)
Total Other Comprehensive Income	13,053	(17,569)
Comprehensive Income	57,862	23,042
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	—	8
Comprehensive Income Attributable to Stepan Company	$57,862	$23,050

(1)

The prior year includes foreign currency translation adjustments related to noncontrolling interest. The 2021 noncontrolling interest was related to the Company’s China joint venture, which was dissolved in the fourth quarter of 2021.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$236,041	$159,186
Receivables, net	504,474	419,542
Inventories (Note 6)	308,423	305,538
Other current assets	32,933	29,102
Total current assets	1,081,871	913,368
Property, Plant and Equipment:
Cost	2,149,060	2,090,957
Less: Accumulated depreciation	(1,256,479)	(1,240,353)
Property, plant and equipment, net	892,581	850,604
Goodwill, net (Note 17)	97,557	97,187
Other intangible assets, net (Note 17)	58,770	60,784
Long-term investments (Note 3)	29,169	34,495
Operating lease assets (Note 7)	67,359	69,612
Other non-current assets	45,289	39,562
Total assets	$2,272,596	$2,065,612
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$139,354	$40,718
Accounts payable	350,754	323,362
Accrued liabilities	120,954	136,396
Total current liabilities	611,062	500,476
Deferred income taxes	10,963	12,491
Long-term debt, less current maturities (Note 14)	397,760	322,862
Non-current operating lease liabilities (Note 7)	54,636	56,668
Other non-current liabilities	81,437	98,922
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,813,581 shares in 2022 and 26,760,714 issued shares in 2021	26,814	26,761
Additional paid-in capital	224,500	220,820
Accumulated other comprehensive loss (Note 11)	(140,183)	(153,236)
Retained earnings	1,170,846	1,133,550
Less: Common treasury stock, at cost, 4,449,824 shares in 2022 and 4,340,729 shares in 2021	(165,239)	(153,702)
Total Stepan Company stockholders’ equity	1,116,738	1,074,193
Total equity	1,116,738	1,074,193
Total liabilities and equity	$2,272,596	$2,065,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2022	2021
Cash Flows From Operating Activities
Net income	$44,809	$40,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,915	22,060
Deferred compensation	(7,501)	2,694
Realized and unrealized (gains) losses on long-term investments	2,487	(534)
Stock-based compensation	2,957	2,539
Deferred income taxes	(2,545)	2,481
Other non-cash items	1,031	(40)
Changes in assets and liabilities:
Receivables, net	(80,344)	(63,243)
Inventories	481	(7,476)
Other current assets	(3,915)	(861)
Accounts payable and accrued liabilities	(1,183)	(9,377)
Pension liabilities	(599)	(451)
Environmental and legal liabilities	56	(21)
Deferred revenues	421	(80)
Net Cash Used In Operating Activities	(20,930)	(11,698)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(60,288)	(37,632)
Asset acquisition (Note 17)	—	(3,503)
Business acquisition, net of cash acquired (Note 17)	—	(184,000)
Other, net	3,156	1,379
Net Cash Used In Investing Activities	(57,132)	(223,756)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	98,636	49,668
Other debt borrowings (Note 6)	75,000	—
Dividends paid	(7,513)	(6,861)
Company stock repurchased	(9,935)	(989)
Stock option exercises	114	381
Other, net	(1,469)	(2,272)
Net Cash Provided By Financing Activities	154,833	39,927
Effect of Exchange Rate Changes on Cash	84	(3,719)
Net Increase (Decrease) in Cash and Cash Equivalents	76,855	(199,246)
Cash and Cash Equivalents at Beginning of Period	159,186	349,938
Cash and Cash Equivalents at End of Period	$236,041	$150,692
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$8,312	$6,638
Cash payments of interest	$2,500	$2,242

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022 and 2021, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K).

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three months ended March 31, 2022 and 2021:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 1,514 shares of common stock under stock option plan	114	2	112	—	—	—

Purchase of 98,206 shares of common stock	(9,935)	—	—	(9,935)	—	—

Stock-based and deferred compensation	2,017	51	3,568	(1,602)	—	—

Net income	44,809	—	—	—	—	44,809

Other comprehensive income	13,053	—	—	—	13,053	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,513)	—	—	—	—	(7,513)
Balance, March 31, 2022	$1,116,738	$26,814	$224,500	$(165,239)	$(140,183)	$1,170,846

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 5,786 shares of common stock under stock option plan	381	6	375	—	—	—	—

Purchase of 8,300 shares of common stock	(989)	—	—	(989)	—	—	—

Stock-based and deferred compensation	8	62	2,380	(2,434)	—	—	—

Net income	40,611	—	—	—	—	40,611	—

Other comprehensive income (loss)	(17,569)	—	—	—	(17,561)	—	(8)

Cash dividends paid:
Common stock ($0.305 per share)	(6,861)	—	—	—	—	(6,861)	—
Balance, March 31, 2021	$1,003,946	$26,726	$209,471	$(137,052)	$(154,442)	$1,057,579	$1,664

(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

Derivative assets and liabilities include the foreign currency exchange and interest rate swap contracts discussed in Note 4, Derivate Instruments, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair value of the interest rate swaps was calculated as the difference between the contracted swap rate and the floating interest rate multiplied by the present value of the notional amount of the contract.

At March 31, 2022, and December 31, 2021, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $812,000 and $710,000 as of March 31, 2022 and December 31, 2021, respectively):

(In thousands)	March 31, 2022	December 31, 2021
Fair value	$519,337	$369,456
Carrying value	537,926	364,290

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2022, and December 31, 2021, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2022	Level 1	Level 2	Level 3
Mutual fund assets	$29,169	$29,169	$—	$—
Derivative assets:
Interest rate contracts	3,016	—	3,016	—
Foreign currency contracts	407	—	407	—
Total assets at fair value	$32,592	$29,169	$3,423	$—
Derivative liabilities:
Interest rate contracts	$225	$—	$225	$—
Foreign currency contracts	715	—	715	—
Total liabilities at fair value	$940	$—	$940	$—

(In thousands)	December 2021	Level 1	Level 2	Level 3
Mutual fund assets	$34,495	$34,495	$—	$—
Derivative assets:
Foreign currency contracts	436	—	436	—
Total assets at fair value	$34,931	$34,495	$436	$—
Derivative liabilities:
Foreign currency contracts	$338	$—	$338	$—

4.	DERIVATIVE INSTRUMENTS

At March 31, 2022, and December 31, 2021, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $45,923,000 and $51,542,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At March 31, 2022, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027.

The fair values of the derivative instruments held by the Company on March 31, 2022, and December 31, 2021, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three-month periods ended March 31, 2022 and 2021, were immaterial. For amounts reclassified out of AOCI into earnings for the three-month periods ended March 31, 2022 and 2021, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.	STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, stock awards and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended March 31
2022	2021
$2,957	$2,540

The increase in stock-based compensation expense for the first quarter of 2022 compared to the first quarter of 2021 was primarily attributable to the previously-disclosed accelerated vesting of certain equity grants for the Company’s Chief Executive Officer, who retired effective on April 25, 2022, that were partially offset by lower cash-settled SARs-related compensation expense. The lower cash-settled SARs compensation expense reflects a $25.48 per share decrease in the market price of Company common stock in the first quarter of 2022 compared to a $7.79 per share increase in the first quarter of 2021.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Stock options	$2,008	$2,229
Stock awards	9,504	4,971
SARs	8,274	4,828

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2022 grants of:

Shares
Stock options	34,444
Stock awards (at target)	44,399
SARs	161,832

The unrecognized compensation costs at March 31, 2022, are expected to be recognized over weighted-average periods of 1.3 years for stock options, 2.0 years for stock awards and 2.0 years for SARs.

6.	INVENTORIES

The composition of inventories at March 31, 2022, and December 31, 2021, was as follows:

(In thousands)	March 31, 2022	December 31, 2021
Finished goods	$190,016	$184,010
Raw materials	118,407	121,528
Total inventories	$308,423	$305,538

7.	LEASES

As of March 31, 2022, the Company had railcar leases, valued at approximately $79,000, that had not commenced. These leases will commence in the second quarter of 2022 with lease terms of three years.

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	March 31, 2022
Lease Cost
Operating lease cost	$4,108
Short-term lease cost	1,338
Variable lease cost	202
Total lease cost	$5,648
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,075
Right-of-use assets obtained in exchange for new operating lease liabilities	2,819

The following table outlines the maturities of lease liabilities as of March 31, 2022.

(In thousands)
Undiscounted Cash Flows:
2022 (excluding the three months ended March 31, 2022)	$11,676
2023	13,308
2024	8,422
2025	6,087
2026	4,536
Subsequent to 2026	36,350
Total Undiscounted Cash Flows	$80,379
Less: Imputed interest	(12,023)
Present value	$68,356
Current operating lease liabilities (1)	13,720
Non-current operating lease liabilities	54,636
Total lease liabilities	$68,356

(1)	This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 years
Weighted-average discount rate-operating leases	2.9%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2022, the Company estimated a range of possible environmental losses and legal losses of $23,139,000 to $41,695,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $23,139,000 at March 31, 2022 and $23,127,000 at December 31, 2021. Although the Company believes that its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $428,000 and $280,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

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

Following are summaries of the Company’s major contingencies at March 31, 2022:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,364,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Millsdale, Illinois and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from the current recorded liability.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2022	2021	2022	2021
Interest cost	$1,235	$1,177	$101	$88
Expected return on plan assets	(2,201)	(2,586)	(107)	(81)
Amortization of net actuarial loss	577	1,144	3	17
Net periodic benefit cost	$(389)	$(265)	$(3)	$24

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $276,000 is expected to be paid related to the unfunded non-qualified plans in 2022. Of such amount, $119,000 had been paid related to the non-qualified plans as of March 31, 2022.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $505,000 to its defined benefit pension plan in 2022. Of such amount, $136,000 had been contributed to the plan as of March 31, 2022.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  In the three months ended March 31, 2022 and 2021, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2021 and 2022, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31
	2022	2021
Retirement savings contributions	$2,198	$2,039
Profit sharing contributions	1,465	1,866
Total defined contribution plan expenses	$3,663	$3,905

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At March 31, 2022, the balance of the trust assets was $2,281,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

(In thousands, except per share amounts)	Three Months Ended March 31
	2022	2021
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$44,809	$40,611
Weighted-average number of common shares outstanding	22,896	22,974
Basic earnings per share	$1.96	$1.77

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$44,809	$40,611
Weighted-average number of shares outstanding	22,896	22,974
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	99	140
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	—	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	120	171
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	52	44
Weighted-average shares applicable to diluted earnings	23,167	23,330
Diluted earnings per share	$1.93	$1.74

(1)

364,350 options/SARs to acquire shares of Company common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2022. Inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. No options/SARs to acquire shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2021.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2022 and 2021:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(18,433)	—	—	(18,433)
Amounts reclassified from AOCI	—	874	(2)	872
Net current-period other comprehensive income	(18,433)	874	(2)	(17,561)
Balance at March 31, 2021	$(125,516)	$(28,987)	$61	$(154,442)

Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	9,829	—	2,791	12,620
Amounts reclassified from AOCI	—	436	(3)	433
Net current-period other comprehensive income	9,829	436	2,788	13,053
Balance at March 31, 2022	$(125,439)	$(17,586)	$2,842	$(140,183)

Information regarding the reclassifications out of AOCI for the three-month periods ended March 31, 2022 and 2021, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31		Affected Line Item in Condensed Consolidated Statements of Income
	2022	2021
Amortization of defined benefit pension actuarial losses	$(580)	$(1,161)	(2)
	144	287	Tax benefit
	$(436)	$(874)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	2	Cost of sales
	3	2	Total before tax
	—	—	Tax benefit
	$3	$2	Net of tax
Total reclassifications for the period	$(433)	$(872)	Net of tax

(1)	Amounts in parentheses denote expense to the Company’s Condensed Consolidated Statements of Income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost. See Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2022 and 2021, were as follows:

(In thousands)	Three Months Ended March 31
	2022	2021
Segment Net Sales
Surfactants	$468,266	$370,936
Polymers	187,079	150,385
Specialty Products	19,931	16,419
Total	$675,276	$537,740

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three months ended March 31, 2022 and 2021, are summarized below:

(In thousands)	Three Months Ended March 31
	2022	2021
Segment Operating Income
Surfactants	$53,769	$53,210
Polymers	14,129	17,951
Specialty Products	3,695	2,633
Segment operating income	71,593	73,794
Business restructuring	(52)	(81)
Unallocated corporate expenses (1)	(8,195)	(19,799)
Consolidated operating income	63,346	53,914
Other Income (Expense)
Interest, net	(2,306)	(1,524)
Other, net	(1,650)	746
Income before provision for income taxes	$59,390	$53,136
(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2022, the Company had $1,878,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $1,376,000 of revenue in the current period from pre-existing contract liabilities at December 31, 2021. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs.  On March 31, 2022, $9,248,000 continued to be classified as long-term and $1,461,000 was classified as short-term.  This deferred revenue will be recognized over the period of the contract and no revenue has been recognized from this contract as of March 31, 2022.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2022 and 2021. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended March 31, 2022
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$273,228	$94,856	$16,676	$384,760
Europe	91,017	80,783	3,132	174,932
Latin America	85,434	1,220	123	86,777
Asia	18,587	10,220	—	28,807
Total	$468,266	$187,079	$19,931	$675,276

	For the Three Months Ended March 31, 2021
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$220,935	$70,878	$13,937	$305,750
Europe	71,094	68,300	2,482	141,876
Latin America	60,169	990	—	61,159
Asia	18,738	10,217	—	28,955
Total	$370,936	$150,385	$16,419	$537,740

14.	DEBT

At March 31, 2022 and December 31, 2021, debt was comprised of the following:

(In thousands)	Maturity Dates	March 31, 2022	December 31, 2021
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $218 and $230 for 2022 and 2021, respectively)	2022-2027	$85,496	$85,485
3.86% (net of unamortized debt issuance cost of $167 and $181 for 2022 and 2021, respectively)	2022-2025	56,976	56,962
4.86% (net of unamortized debt issuance cost of $60 and $69 for 2022 and 2021, respectively)	2022-2023	18,512	18,502
2.30% (net of unamortized debt issuance cost of $138 and $100 for 2022 and 2021, respectively)	2024-2028	49,862	49,900
2.37% (net of unamortized debt issuance cost of $145 and $108 for 2022 and 2021, respectively)	2024-2028	49,855	49,892
2.73% (net of unamortized debt issuance cost of $62 and $22 for 2022 and 2021, respectively)	2025-2031	99,938	99,978
2.83% (net of unamortized debt issuance cost of $22 and $0 for 2022 and 2021, respectively)	2026-2032	74,978	—
Revolving credit facility borrowing	2022	100,000	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2022	1,497	2,861
Total debt		$537,114	$363,580
Less current maturities		139,354	40,718
Long-term debt		$397,760	$322,862

On March 1, 2022, pursuant to a note purchase and master note agreement dated as of June 10, 2021 (the NYL note purchase agreement), the Company issued and sold $25,000,000 in aggregate principal amount of its 2.83% Senior Notes, Series 2022-A, due March 1, 2032 (the Series 2022-A Notes). In addition, on March 1, 2022, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021 (the Prudential note purchase agreement), the Company issued and sold $50,000,000 in aggregate principal amount of its 2.83% Senior Notes, Series 2022-B, due March 1, 2032 (the Series 2022-B Notes). The Series 2022-A Notes and the Series 2022-B Notes bear interest at a fixed rate of 2.83%, with interest to be paid semi-annually and with equal annual principal payments beginning on March 1, 2026 and continuing through final maturity on March 1, 2032. The proceeds of the issuance of the Series 2022-A Notes and the Series 2022-B Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. The NYL note purchase agreement and the Prudential note purchase agreement require the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provide for customary events of default.

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2022, the Company had outstanding letters of credit totaling $6,993,000 and $100,000,000 outstanding borrowings under the revolving credit agreement. There was $243,007,000 available under the revolving credit agreement as of March 31, 2022.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $495,572,000 and $468,095,000 at March 31, 2022 and December 31, 2021, respectively.
15.	OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2022	2021
Foreign exchange gains (losses)	$282	$(335)
Investment income	163	306
Realized and unrealized gains (losses) on investments	(2,487)	534
Net periodic pension benefit income	392	241
Other, net	$(1,650)	$746

16.	BUSINESS RESTRUCTURING

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2022. As of March 31, 2022, $9,302,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,658,000 for other expenses, principally site decommissioning costs. The Company recognized $52,000 and $81,000 of decommissioning expenses in the first quarter of 2022 and 2021, respectively.

17.	ACQUISITIONS

2021 Acquisitions

INVISTA Acquisition

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. The purchase price was $165,000,000, plus $21,560,000 of working capital and $3,000,000 of associated value-added taxes (VAT) and was paid in cash. The working capital acquired included $5,900,000 of cash.  The Company finalized the purchase price allocation during the third quarter of 2021. The following table summarizes the purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,200
Identifiable intangible assets	46,000
Goodwill	64,800
Total assets acquired	$165,000

Fermentation Plant Acquisition

On February 2, 2021, the Company acquired a fermentation plant, located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020. Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward. Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional cleaning. The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts. The purchase price was $3,500,000 and was paid in cash. This acquisition has been accounted for as an asset acquisition.
18.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $37,154,000 and $13,822,000 that were unpaid at March 31, 2022 and 2021, respectively.
19.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effect of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates. The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. If elected the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions. The amendments in this update may be implemented between March 12, 2020 and December 31, 2022. The guidance should be applied prospectively. Other than electing select expedients associated with an interest rate swap, the Company has not currently utilized any of the optional expedients of exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which improves the accounting for acquired revenue contracts with customers in a business combination by addressing current inconsistencies in the recognition of acquired contract liabilities as well as payment terms and their effect on subsequent revenue recognized by the acquirer. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) at fair value on the acquisition date. This amendment requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update are effective for fiscal years beginning after December 31, 2022 and should be applied prospectively. The Company is in the process of assessing the impact that adoption of ASU No. 2021-08 may have on its financial position, results of operations and cash flows.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the risks and uncertainties related to the following:

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

Surfactants – Surfactants, which accounted for 69 percent of Company consolidated net sales for the first three months of 2022, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

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

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first three months of 2022, include             polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Millsdale, Illinois and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below). Phthalic anhydride is manufactured at the Company’s Millsdale, Illinois site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant. Recent significant events include:

o

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the market. The Company believes that the facilities’ available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way.   See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2022, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expense)	$7.5	$(2.7)	$10.2
Realized/Unrealized Gains on Investments (Other, net)	(2.5)	0.4	(2.9)
Investment Income (Other, net)	0.2	0.3	(0.1)
Pretax Income Effect	$5.2	$(2.0)	$7.2

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
				(Decrease)
(In millions)	2022	2021	Increase	Due to Foreign Translation
Net Sales	$675.3	$537.7	$137.6	$(11.6)
Gross Profit	109.2	109.0	0.2	(1.7)
Operating Income	63.3	53.9	9.4	(1.1)
Pretax Income	59.4	53.1	6.3	(1.1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

Summary

Net income attributable to the Company in the first quarter of 2022 increased 10 percent to $44.8 million, or $1.93 per diluted share, from $40.6 million, or $1.74 per diluted share, in the first quarter of 2021. Adjusted net income declined four percent to $40.7 million, or $1.76 per diluted share, from $42.4 million, or $1.82 per diluted share in 2021 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2022 compared to the first quarter of 2021.  A detailed discussion of segment operating performance for the first quarter of 2022 compared to the first quarter of 2021 follows the summary.

Consolidated net sales increased $137.5 million, or 26 percent, from the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $151.1 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product and customer mix. Consolidated sales volume was flat in the first quarter of 2022 versus the first quarter of 2021. Sales volume in the Polymer segment increased two percent while sales volume in the Surfactant and Specialty Products segments decreased one percent and 12 percent, respectively.  Foreign currency translation negatively impacted the year-over-year change in net sales by $11.6 million due to a stronger U.S. dollar against most currencies in locations where the Company has foreign operations.

Operating income for the first quarter of 2022 increased $9.4 million, or 17 percent, versus operating income for the first quarter of 2021.  Surfactant and Specialty Products operating income increased $0.6 million and $1.1 million, respectively. Polymer operating income decreased $3.8 million versus the first quarter of 2021. The Polymer decrease was primarily attributable to a first quarter 2022 power outage at the Company’s Millsdale, Illinois plant site that negatively impacted production.  The production disruption resulted in the declaration of force majeure for select products.  Production resumed in February and the force majeure was lifted on April 15, 2022.  Corporate expenses, including business restructuring and deferred compensation expenses, decreased $11.6 million year-over-year. Deferred compensation expenses decreased $10.2 million.  Corporate expenses (excluding deferred compensation and business restructuring expenses) decreased $1.4 million primarily due to lower acquisition-related expenses. Foreign currency translation had a $1.1 million negative impact on operating income in the first quarter of 2022 versus the prior year quarter.

Operating expenses (including deferred compensation and business restructuring expense) decreased $9.2 million, or 17 percent, from the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.8 million, or five percent, primarily due to higher bad debt provision expenses related to higher global accounts receivable balances and the ongoing conflict in Ukraine.

•	Administrative expenses decreased $1.1 million, or five percent, primarily due to lower acquisition-related expenses.

•	Research, development and technical service (R&D) expenses increased $1.3 million, or nine percent, primarily due to higher salaries and associated fringe benefit expenses.

•

Deferred compensation expense decreased $10.2 million, primarily due to a $25.48 per share decrease in the market price of Company common stock in the first quarter of 2022 compared to a $7.79 per share increase in the first quarter of 2021.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses were $0.1 million in the first quarters of both 2022 and 2021. The 2022 and 2021 restructuring charges reflect ongoing decommissioning costs associated with the Company’s Canadian plant closure.

Net interest expense for the first quarter of 2022 increased $0.8 million, or 51 percent, versus the first quarter of 2021. This increase was primarily attributable to higher interest expense associated with the Company’s new debt borrowings in 2021 and during the first quarter of 2022.

Other, net was $1.7 million of expense in the first quarter of 2022 versus $0.7 million of income in the first quarter of 2021.  The Company recognized $2.3 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2022 compared to $0.8 million of investment income in the first quarter of 2021.  In addition, the Company reported $0.3 million of foreign exchange gains in the first quarter of 2022 versus $0.3 million of foreign exchange losses in the first quarter of 2021.  The Company also reported $0.2 million of higher net periodic pension income in the first quarter of 2022 versus the prior year first quarter.

The Company’s effective tax rate was 24.6 percent in the first quarter of 2022 versus 23.6 percent in the first quarter of 2021.  The increase was primarily attributable to less favorable tax benefits derived from stock-based compensation awards exercised or distributed in the first quarter of 2022 and a less favorable geographical mix of income in the first quarter of 2022.

Segment Results

(Dollars in thousands)	For the Three Months Ended
Net Sales	March 31, 2022	March 31, 2021	Increase (Decrease)	Percent Change
Surfactants	$468,266	$370,936	$97,330	26
Polymers	187,079	150,385	36,694	24
Specialty Products	19,931	16,419	3,512	21
Total Net Sales	$675,276	$537,740	$137,536	26

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2022	2021	(Decrease)	Change
Surfactants	$53,769	$53,210	$559	1
Polymers	14,129	17,951	(3,822)	-21
Specialty Products	3,695	2,633	1,062	40
Segment Operating Income	$71,593	$73,794	$(2,201)	-3
Corporate Expenses, Excluding Deferred Compensation and Restructuring	15,696	17,105	(1,409)	-8
Deferred Compensation Expense	(7,501)	2,694	(10,195)	NM
Business Restructuring	52	81	(29)	-36
Total Operating Income	$63,346	$53,914	$9,432	17

Surfactants

Surfactant net sales for the first quarter of 2022 increased $97.3 million, or 26 percent, versus net sales for the first quarter of 2021. Higher average selling prices positively impacted the change in net sales by $107.7 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material costs and improved product and customer mix. Foreign currency translation had a $6.1 million unfavorable impact on the change in net sales quarter-over-quarter. Sales volume declined one percent year over year and negatively impacted the change in net sales by $4.3 million. A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2022	2021	(Decrease)	Change
North America	$273,228	$220,935	$52,293	24
Europe	91,017	71,094	19,923	28
Latin America	85,434	60,169	25,265	42
Asia	18,587	18,738	(151)	-1
Total Surfactants Segment	$468,266	$370,936	$97,330	26

Net sales for North American operations increased $52.3 million, or 24 percent, year over year. Higher average selling prices and a one percent increase in sales volume positively impacted the change in net sales by $49.9 million and $2.4 million, respectively. The higher average selling prices were mainly attributable to the pass-through of higher raw material costs and improved product and customer mix. Higher customer demand for products sold into the functional product and personal care end markets, along with higher demand within the Tier 2 and Tier 3 customer channel, offset lower demand for laundry products within the consumer products business.

Net sales for European operations increased $19.9 million, or 28 percent, from the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sale by $26.8 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  The unfavorable impact of foreign currency translation and a two percent decrease in sales volume negatively impacted the change in net sales by $5.3 million and $1.6 million, respectively.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect. The two percent decline in sales volume reflects lower demand for laundry products within the consumer products business that was mostly offset by higher demand for products sold into the functional product and institutional cleaning end markets and higher demand for products sold to our distribution partners.

Net sales for Latin American operations increased $25.3 million, or 42 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $26.4 million and $0.3 million respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  Sales volume declined two percent and negatively impacted the change in net sales by $1.4 million.

Net sales for Asian operations decreased $0.2 million, or one percent, from the prior year quarter. A 14 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $2.7 million and $1.1 million, respectively. Higher average selling prices positively impacted the change in net sales by $3.6 million.  The decline in sales volume primarily reflects lower demand for products sold into the laundry and personal care end markets partially offset by higher demand for products sold into the functional products end market.  The higher average selling prices primarily reflect the pass-through of higher raw material costs.

Surfactant operating income for the first quarter of 2022 increased $0.6 million, or one percent, versus operating income for the first quarter of 2021. Gross profit increased $2.2 million in the first quarter of 2022 versus the first quarter of 2021 and operating expenses increased $1.7 million, or six percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$53,168	$54,056	$(888)	-2
Europe	13,159	11,263	1,896	17
Latin America	13,139	12,297	842	7
Asia	2,641	2,267	374	16
Surfactants Segment Gross Profit	$82,107	$79,883	$2,224	3
Operating Expenses	28,338	26,673	1,665	6
Surfactants Segment Operating Income	$53,769	$53,210	$559	1

Gross profit for North American operations decreased $0.9 million, or two percent, from the prior year quarter primarily due to lower average unit margins. The lower average unit margins negatively impacted the change in gross profit by $1.5 million and were mostly attributable to higher 2022 supply chain expenses due to raw material availability, inflationary pressures and transportation constraints.  Sales volume increased one percent and favorably impacted the change in gross profit by $0.6 million.

Gross profit for European operations increased $1.9 million, or 17 percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $2.9 million and primarily reflect improved customer and product mix. The unfavorable impact of foreign currency translation and a two percent decline in sales volume negatively impacted the change in gross profit by $0.7 million and $0.3 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Gross profit for Latin American operations increased $0.8 million, or seven percent, from the prior year quarter due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $1.1 million and primarily reflect a more favorable product and customer mix partially due to higher demand for products sold into the agricultural end market.  Sales volume declined two percent year over year and negatively impacted the change in gross profit by $0.3 million.

Gross profit for Asia operations increased $0.4 million, or 16 percent, from the prior year quarter primarily due to higher average unit margins.  The higher unit margins positively impacted the change in gross profit by $0.7 million. A 14 percent decline in sales volume negatively impacted the change in gross profit by $0.3 million.

Operating expenses for the Surfactant segment increased $1.7 million, or six percent, in the first quarter of 2022 versus the first quarter of 2021.  This increase was mainly attributable to higher salaries and associated fringe benefits, higher bad debt provision expense and the unfavorable impact of foreign currency translation.

Polymers

Polymer net sales for the first quarter of 2022 increased $36.7 million, or 24 percent, versus net sales for the same period of 2021. Higher average selling prices and a two percent increase in sales volume favorably impacted the change in net sales by $38.4 and $3.6 million, respectively. The higher average selling prices were mainly due to the pass through of higher raw material costs.  The increase in sales volume was primarily due to the 2021 INVISTA polyester polyol acquisition, which closed at the end of January 2021.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $5.3 million. A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31	Increase	Percent
Net Sales	2022	2021		change
North America	$94,856	$70,878	$23,978	34
Europe	80,783	68,300	12,483	18
Asia and Other	11,440	11,207	233	2
Total Polymers Segment	$187,079	$150,385	$36,694	24

Net sales for North American operations increased $24.0 million, or 34 percent, primarily due to higher average selling prices that positively impacted the change in net sales by $25.2 million. The higher average selling prices were mainly due to the pass-through of higher raw material costs.  Sales volume declined two percent and negatively impacted the year-over-year change in net sales by $1.2 million. North American sales volume was negatively impacted by a January 2022 power outage at the Company’s Millsdale, Illinois plant site that negatively impacted Polymer production.  The production disruption resulted in the declaration of force majeure for select products.  Production resumed in February and the force majeure was lifted on April 15, 2022.

Net sales for European operations increased $12.5 million, or 18 percent, year over year. Higher average selling prices and a 10 percent increase in sales volume positively impacted the change in net sales by $11.0 million and $7.1 million, respectively. The higher average selling prices were primarily due to pass-through of higher raw material costs. The increase in sales volume primarily reflects 13 percent rigid polyol growth due to the prior year INVISTA polyester polyol acquisition that closed at the end of January 2021.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $5.6 million.

Net sales for Asia and Other operations increased $0.2 million, or two percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $1.3 million and $0.3 million, respectively. Sales volume declined 12 percent year over year and negatively impacted the change in net sales by $1.4 million.  The decline in sales volume was primarily attributable to supply and logistic disruptions resulting from recent COVID lockdowns.

Polymer operating income for the first quarter of 2022 decreased $3.8 million, or 21 percent, versus operating income for the first quarter of 2021.  The decline in operating income was primarily attributable to a January 2022 power outage at the Company’s Millsdale, Illinois plant site that negatively impacted production and resulted in higher sourcing, logistic and maintenance costs. Gross profit decreased $3.2 million, or 13 percent, and operating expenses were up $0.6 million, or eight percent.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$8,280	$13,271	$(4,991)	-38
Europe	12,861	10,996	1,865	17
Asia and Other	1,171	1,263	(92)	-7
Polymers Segment Gross Profit	$22,312	$25,530	$(3,218)	-13
Operating Expenses	8,183	7,579	604	8
Polymers Segment Operating Income	$14,129	$17,951	$(3,822)	-21

Gross profit for North American operations decreased $5.0 million, or 38 percent, primarily due to lower unit margins that negatively impacted the year-over-year change in gross profit by $4.8 million.  The lower unit margins were mainly due to a January 2022 power outage at the Company’s Millsdale, Illinois plant site that negatively impacted production of rigid polyols and phthalic anhydride. The production disruption resulted in the declaration of force majeure for select Polymer products and higher sourcing, logistic and maintenance costs.  Sales volume declined two percent year-over-year and negatively impacted the change in gross profit by $0.2 million.

Gross profit for European operations increased $1.9 million, or 17 percent, versus the first quarter of 2021. The increase was primarily due to higher unit margins and a 10 percent increase in sales volume due to the 2021 INVISTA polyester polyol acquisition, which closed at the end of January 2021. These two items favorably impacted the year-over-year change in gross profit by $1.6 million and $1.1 million respectively. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $0.8 million.

Gross profit for Asia and Other operations decreased $0.1 million, or seven percent, from the prior year quarter. Most of this decrease reflects a 12 percent decline in sales volume that negatively impacted the quarter-over-quarter change in gross profit by $0.2 million. Higher average unit margins and the favorable impact of foreign currency translation partially offset the decline in sales volume.

Operating expenses for the Polymer segment increased $0.6 million, or eight percent, year over year. This increase was mainly attributable to higher salaries and fringe benefits and higher bad debt provision expense.

Specialty Products

Specialty Products net sales for the first quarter of 2022 increased $3.5 million, or 21 percent, versus net sales for the first quarter of 2021.  This increase reflects higher average selling prices that were partially offset by a 12 percent decline in sales volume.  Gross profit and operating income increased by $1.0 million and $1.1 million, respectively. The year-over-year improvements in gross profit and operating income were primarily attributable to order timing differences within the food and flavor business and improved margins within the medium chain triglycerides (MCTs) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $11.6 million between quarters. Corporate expenses were $8.3 million in the first quarter of 2022 versus $19.9 million in the first quarter of 2021. This decrease was primarily attributable to $7.5 million of deferred compensation income recognized in the first quarter of 2022 versus $2.7 million of deferred compensation expense in the first quarter of 2021.  In addition, the Company also incurred lower acquisition-related expenses year over year.

The $10.2 million decrease in deferred compensation expense was primarily due to a $25.48 per share decrease in the market price of Company common stock in the first quarter of 2022 compared to a $7.79 per share increase in the first quarter of 2021. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2022 and 2021:

	2022	2021		2020
	March 31	December 31	March 31	December 31
Company Common Stock Price	$98.81	$124.29	$127.11	$119.32

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2022, operating activities were a cash use of $20.9 million versus a use of $11.7 million for the comparable period in 2021. For the current year period, investing cash outflows totaled $57.1 million versus a cash outflow of $223.8 million in the prior year period. Financing activities were a source of $154.8 million versus a source of $39.9 million in the prior year period. Cash and cash equivalents increased by $76.9 million compared to December 31, 2021, inclusive of a $0.1 million favorable foreign exchange rate impact.

On March 31, 2022, the Company’s cash and cash equivalents totaled $236.0 million. Cash in U.S. demand deposit accounts and money market funds totaled $24.3 million and $120.0 million, respectively. The Company’s non-U.S. subsidiaries held $91.7 million of cash outside the United States as of March 31, 2022.

Operating Activity

Net income in 2022 increased $4.2 million versus the comparable period in 2021. Working capital was a cash use of $85.0 million in 2022 versus a use of $81.0 million in 2021.

Accounts receivable were a use of $80.3 million during the first three months of 2022 compared to a use of $63.2 million for the comparable period of 2021. Inventories were a source of $0.5 million in 2022 versus a use of $7.5 million in 2021. Accounts payable and accrued liabilities were a use of $1.2 million in 2022 compared to a use of $9.4 million for the same period in 2021.

Working capital requirements were slightly higher in the first three months of 2022 compared to 2021 primarily due to the changes noted above.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2022.

Investing Activity

Cash used for investing activities decreased $166.6 million year-over-year. Most of this decrease reflects the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets for $183.7 million, net of cash received, during the first quarter of 2021.  Cash used for capital expenditures was $60.3 million in the first quarter of 2022 versus $37.6 million in 2021.  This capital expenditure increase is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site and equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States.

For 2022, the Company estimates that total capital expenditures will range from $350 million to $375 million.  This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $154.8 million in 2022 versus a source of $39.9 million in 2021. The year-over-year change is primarily due to $75.0 million of cash received from the issuance of private placement notes and a higher level of borrowing from the Company’s revolving credit facility during the first three months of 2022 versus the same period in 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the three months ended March 31, 2022, the Company purchased 98,206 shares of its common stock on the open market at a total cost of $9.9 million. At March 31, 2022, the Company had $140.1 million remaining under the share repurchase program authorized by the Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $363.6 million on December 31, 2021 to $537.1 million on March 31, 2022, primarily due to higher domestic debt, which includes borrowings from the Company’s revolving credit agreement and new private placement notes issued during the first quarter of 2022. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $96.7 million in the first quarter of 2022, from $204.4 million at December 31, 2021 to $301.1 million at March 31, 2022. This net debt change was due to a debt increase of $173.5 and a cash increase of $76.8 million.  The cash increase reflects the new debt borrowings partially offset by higher working capital requirements and capital expenditures.

As of March 31, 2022, the ratio of total debt to total debt plus shareholders’ equity was 32.5 percent compared to 25.3 percent at December 31, 2021. As of March 31, 2022, the ratio of net debt to net debt plus shareholders’ equity was 21.2 percent versus 16.0 percent at December 31, 2021 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On March 31, 2022, the Company’s debt included $435.6 million of unsecured notes, with maturities ranging from 2022 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), a $100.0 million short term loan borrowed under its revolving credit facility, and $1.5 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On March 1, 2022, pursuant to a note purchase and master note agreement dated as of June 10, 2021 (the NYL note purchase agreement), the Company issued and sold $25.0 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-A, due March 1, 2032 (the Series 2022-A Notes). In addition, on March 1, 2022, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021 (the Prudential note purchase agreement), the Company issued and sold $50.0 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-B, due March 1, 2032 (the Series 2022-B Notes). The Series 2022-A Notes and the Series 2022-B Notes bear interest at a fixed rate of 2.83%, with interest to be paid semi-annually and with equal annual principal payments beginning on March 1, 2026 and continuing through final maturity on March 1, 2032. The proceeds of the issuance of the Series 2022-A Notes and the Series 2022-B Notes are being used primarily for capital expenditures, to pay down existing debt and for other corporate purposes. The NYL note purchase agreement and the Prudential note purchase agreement require the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provide for customary events of default.

On January 30, 2018, the Company entered a five-year committed $350.0 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of March 31, 2022, the Company had outstanding loans totaling $100.0 million and letters of credit totaling $7.0 million under the revolving credit facility, with $243.0 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2022, the Company’s foreign subsidiaries had $1.5 million of outstanding debt.

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

The Company believes it was in compliance with all of its debt covenants as of March 31, 2022.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2022 and 2021, the Company’s expenditures for capital projects related to the environment were $2.5 million and $3.0 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.2 million and $8.3 million for the three months ended March 31, 2022 and 2021, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.1 million to $41.7 million at March 31, 2022 and December 31, 2021. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $23.1 million at March 31, 2022 and December 31, 2021. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $0.4 million for the three-month period ended March 31, 2022, compared to $0.3 million for the same period in 2021.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company. See also Note 8, Contingencies, in the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the significant environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes that demand for Surfactant products sold into the functional product end-markets, inclusive of agricultural and oilfield, should improve versus 2021.  Management believes the Polymer segment will deliver growth versus 2021 and that the long-term prospects for this segment remain attractive as energy conservation efforts and more stringent building codes are expected to continue. Management believes its Specialty Product segment will improve slightly versus 2021.  Despite optimism that demand for the Company’s products will remain strong, management also believes the Company will continue to be challenged by external supply chain issues including raw material availability, inflationary pressures, and transportation constraints.

CRITICAL ACCOUNTING POLICIES

The Company no longer considers the prior year (a) Business Combinations and (b) Goodwill and Intangible Assets accounting policies as continuing to be critical during the first quarter of 2022 since the Company has made no current year acquisitions. Other than these items there have been no material changes to the critical accounting policies disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

	Three Months Ended March 31
(In millions, except per share amounts)	2022		2021
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported (1)	$44.8	$1.93	$40.6	$1.74

Deferred Compensation Expense (Income) (including related investment activity)	(5.2)	(0.22)	2.0	0.09
Business Restructuring	—	—	0.1	—
Cash Settled Stock Appreciation Rights	(0.5)	(0.02)	0.3	0.01
Environmental Remediation	0.3	0.01	—	—
Cumulative Tax Effect on Above Adjustment Items	1.3	0.06	(0.6)	(0.02)
Adjusted Net Income (1)	$40.7	$1.76	$42.4	$1.82

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	March 31, 2022	December 31, 2021
Current Maturities of Long-Term Debt as Reported	$139.3	$40.7
Long-Term Debt as Reported	397.8	322.9
Total Debt as Reported	537.1	363.6
Less Cash and Cash Equivalents as Reported	(236.0)	(159.2)
Net Debt	$301.1	$204.4
Equity	$1,116.7	$1,074.2
Net Debt plus Equity	$1,417.8	$1,278.6
Net Debt/(Net Debt plus Equity)	21%	16%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2021 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, there have been no material changes to the legal proceedings disclosed in the Company’s 2021 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2021 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2022:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 2022	470	(2)	$125.20	—		150,000,000
February 2022	26,978	(3)	$105.93	19,106	(4)	148,000,356
March 2022	87,985	(5)	$100.52	79,100	(4)	140,065,014

Total	115,433		$101.89	98,206		140,065,014

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
(3)

Includes 7,777 and 94 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of deferred performance stock awards and the distribution of deferred management incentive compensation, respectively.

(4)	Represents shares of Company common stock purchased on the open market.
(5)

Includes 8,765 and 120 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of performance stock awards and the exercise of SARs, respectively.

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

Date:  May 5, 2022

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer