Form 10-Q
period 2022-06-30
STEPAN CO
filed 2022-08-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2022
Common Stock, $1 par value	22,304,934 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Sales	$751,633	$595,511	$1,426,909	$1,133,251
Cost of Sales	620,019	483,830	1,186,076	912,590
Gross Profit	131,614	111,681	240,833	220,661
Operating Expenses:
Selling	15,552	14,990	30,829	29,494
Administrative	24,079	23,974	45,651	46,612
Research, development and technical services	16,690	14,988	33,163	30,137
Deferred compensation (income) expense	(3,406)	958	(10,907)	3,652
	52,915	54,910	98,736	109,895
Goodwill impairment (Note 18)	(978)	—	(978)	—
Business restructuring expenses (Note 16)	(81)	(114)	(133)	(195)
Operating Income	77,640	56,657	140,986	110,571
Other Income (Expense):
Interest, net	(2,727)	(1,567)	(5,033)	(3,091)
Other, net (Note 15)	(5,369)	2,758	(7,019)	3,504
	(8,096)	1,191	(12,052)	413

Income Before Provision for Income Taxes	69,544	57,848	128,934	110,984
Provision for Income Taxes	17,418	14,545	31,999	27,070
Net Income	52,126	43,303	96,935	83,914
Less: Net Income Attributable to Noncontrolling Interest	—	(25)	—	(25)
Net Income Attributable to Stepan Company	$52,126	$43,278	$96,935	$83,889

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$2.29	$1.89	$4.24	$3.65
Diluted	$2.26	$1.85	$4.19	$3.59

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,792	22,952	22,842	22,963
Diluted	23,055	23,345	23,115	23,338

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income	$52,126	$43,303	$96,935	$83,914
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11) (1)	(36,096)	15,175	(26,267)	(3,266)
Defined benefit pension adjustments, net of tax (Note 11)	434	876	870	1,750
Derivative instrument activity, net of tax (Note 11)	2,043	(3)	4,831	(5)
Total Other Comprehensive Income	(33,619)	16,048	(20,566)	(1,521)
Comprehensive Income	18,507	59,351	76,369	82,393
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	—	(51)	—	(43)
Comprehensive Income Attributable to Stepan Company	$18,507	$59,300	$76,369	$82,350

(1)

The prior year includes foreign currency translation adjustments related to noncontrolling interest. The 2021 noncontrolling interest was related to the Company’s China joint venture, which was dissolved in the fourth quarter of 2021.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$194,585	$159,186
Receivables, net	518,750	419,542
Inventories (Note 6)	340,712	305,538
Other current assets	33,320	29,102
Total current assets	1,087,367	913,368
Property, Plant and Equipment:
Cost	2,182,693	2,090,957
Less: Accumulated depreciation	(1,263,159)	(1,240,353)
Property, plant and equipment, net	919,534	850,604
Goodwill, net (Note 17)	93,152	97,187
Other intangible assets, net (Note 17)	54,956	60,784
Long-term investments (Note 3)	24,914	34,495
Operating lease assets (Note 7)	65,525	69,612
Other non-current assets	43,351	39,562
Total assets	$2,288,799	$2,065,612
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$142,489	$40,718
Accounts payable	366,233	323,362
Accrued liabilities	129,506	136,396
Total current liabilities	638,228	500,476
Deferred income taxes	11,375	12,491
Long-term debt, less current maturities (Note 14)	383,503	322,862
Non-current operating lease liabilities (Note 7)	53,118	56,668
Other non-current liabilities	76,864	98,922
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,824,902 issued shares in 2022 and 26,760,714 issued shares in 2021	26,825	26,761
Additional paid-in capital	229,510	220,820
Accumulated other comprehensive loss (Note 11)	(173,802)	(153,236)
Retained earnings	1,215,500	1,133,550
Less: Common treasury stock, at cost, 4,519,968 shares in 2022 and 4,340,729 shares in 2021	(172,322)	(153,702)
Total Stepan Company stockholders’ equity	1,125,711	1,074,193
Total equity	1,125,711	1,074,193
Total liabilities and equity	$2,288,799	$2,065,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2022	2021
Cash Flows From Operating Activities
Net income	$96,935	$83,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,252	45,311
Deferred compensation	(10,907)	3,652
Realized and unrealized (gains) losses on long-term investments	6,972	(2,761)
Stock-based compensation	6,955	5,346
Deferred income taxes	2,241	(39,475)
Goodwill impairment (Note 18)	978	—
Other non-cash items	1,142	92
Changes in assets and liabilities:
Receivables, net	(111,051)	(68,033)
Inventories	(38,564)	(35,747)
Other current assets	(4,838)	(63)
Accounts payable and accrued liabilities	43,326	34,027
Pension liabilities	(1,113)	(971)
Environmental and legal liabilities	(379)	(463)
Deferred revenues	203	(134)
Net Cash Provided By Operating Activities	38,152	24,695
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(129,463)	(74,868)
Asset acquisition (Note 17)	—	(3,503)
Business acquisition, net of cash acquired (Note 17)	—	(184,560)
Other, net	3,156	1,430
Net Cash Used In Investing Activities	(126,307)	(261,501)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	101,771	4,495
Other debt borrowings (Note 14)	75,000	50,000
Other debt repayments	(14,286)	(14,286)
Dividends paid	(14,985)	(13,724)
Company stock repurchased	(16,976)	(10,895)
Stock option exercises	185	1,087
Other, net	(2,612)	(1,920)
Net Cash Provided By Financing Activities	128,097	14,757
Effect of Exchange Rate Changes on Cash	(4,543)	(836)
Net Increase (Decrease) in Cash and Cash Equivalents	35,399	(222,885)
Cash and Cash Equivalents at Beginning of Period	159,186	349,938
Cash and Cash Equivalents at End of Period	$194,585	$127,053
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$19,353	$43,472
Cash payments of interest	$7,184	$4,622

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2022, and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K).

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and six months ended June 30, 2022 and 2021:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2022	$1,116,738	$26,814	$224,500	$(165,239)	$(140,183)	$1,170,846

Issuance of 1,133 shares of common stock under stock option plan	71	1	70	—	—	—

Purchase of 69,734 shares of common stock	(7,041)	—	—	(7,041)	—	—

Stock-based and deferred compensation	4,908	10	4,940	(42)	—	—

Net income	52,126	—	—	—	—	52,126

Other comprehensive income	(33,619)	—	—	—	(33,619)	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,472)	—	—	—	—	(7,472)
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 2,647 shares of common stock under stock option plan	185	3	182	—	—	—

Purchase of 167,940 shares of common stock	(16,976)	—	—	(16,976)	—	—

Stock-based and deferred compensation	6,925	61	8,508	(1,644)	—	—

Net income	96,935	—	—	—	—	96,935

Other comprehensive income	(20,566)	—	—	—	(20,566)	—

Cash dividends paid:
Common stock ($0.670 per share)	(14,985)	—	—	—	—	(14,985)
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, March 31, 2021	$1,003,946	$26,726	$209,471	$(137,052)	$(154,442)	$1,057,579	$1,664

Issuance of 10,779 shares of common stock under stock option plan	706	11	695	—	—	—	—

Purchase of 73,745 shares of common stock	(9,906)	—	—	(9,906)	—	—	—

Stock-based and deferred compensation	3,282	15	3,803	(536)	—	—	—

Net income	43,303	—	—	—	—	43,278	25

Other comprehensive income (loss)	16,048	—	—	—	16,022	—	26

Cash dividends paid:
Common stock ($0.305 per share)	(6,863)	—	—	—	—	(6,863)	—
Balance, June 30, 2021	$1,050,516	$26,752	$213,969	$(147,494)	$(138,420)	$1,093,994	$1,715

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 16,565 shares of common stock under stock option plan	1,087	17	1,070	—	—	—	—

Purchase of 82,045 shares of common stock	(10,895)	—	—	(10,895)	—	—	—

Stock-based and deferred compensation	3,290	77	6,183	(2,970)	—	—	—

Net income	83,914	—	—	—	—	83,889	25

Other comprehensive income	(1,521)	—	—	—	(1,539)	—	18

Cash dividends paid:
Common stock ($0.610 per share)	(13,724)	—	—	—	—	(13,724)	—
Balance at June 30, 2021	$1,050,516	$26,752	$213,969	$(147,494)	$(138,420)	$1,093,994	$1,715

(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

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

At June 30, 2022, and December 31, 2021, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $783,000 and $710,000 as of June 30, 2022 and December 31, 2021, respectively):

(In thousands)	June 30, 2022	December 31, 2021
Fair value	$485,293	$369,456
Carrying value	526,775	364,290

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2022, and December 31, 2021, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$24,914	$24,914	$—	$—
Derivative assets:
Interest rate contracts	4,836	—	4,836	—
Foreign currency contracts	10	—	10	—
Total assets at fair value	$29,760	$24,914	$4,846	$—
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	324	—	324	—
Total liabilities at fair value	$324	$—	$324	$—

(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Mutual fund assets	$34,495	$34,495	$—	$—
Derivative assets:
Foreign currency contracts	436	—	436	—
Total assets at fair value	$34,931	$34,495	$436	$—
Derivative liabilities:
Foreign currency contracts	$338	$-	$338	$—

4.	DERIVATIVE INSTRUMENTS

At June 30, 2022, and December 31, 2021, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $46,023,000 and $51,542,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At June 30, 2022, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge.  Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027.

The fair values of the derivative instruments held by the Company on June 30, 2022, and December 31, 2021, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and six months ended June 30, 2022 and 2021, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months ended June 30, 2022 and 2021, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.	STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, stock awards and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2022	2021	2022	2021
$3,998	$2,807	$6,955	$5,346

The increase in stock-based compensation expense for the second quarter of 2022 compared to the second quarter of 2021 was primarily attributable to the accelerated vesting of certain equity grants for the Company’s former Chief Executive Officer, who retired on April 25, 2022.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Stock options	$1,327	$2,229
Stock awards	9,924	4,971
SARs	7,606	4,828

The change in unrecognized compensation costs for stock options, stock awards and SARs primarily reflects the 2022 grants of:

Shares
Stock options	34,444
Stock awards (at target)	64,311
SARs	188,835

The unrecognized compensation costs at June 30, 2022, are expected to be recognized over weighted-average periods of 1.4 years for stock options, 2.0 years for stock awards and 2.0 years for SARs.

6.	INVENTORIES

The composition of inventories at June 30, 2022, and December 31, 2021, was as follows:

(In thousands)	June 30, 2022	December 31, 2021
Finished goods	$208,516	$184,010
Raw materials	132,196	121,528
Total inventories	$340,712	$305,538

7.	LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Lease Cost
Operating lease cost	$3,943	$8,051
Short-term lease cost	1,362	2,700
Variable lease cost	223	425
Total lease cost	$5,528	$11,176
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,930	$8,005
Right-of-use assets obtained in exchange for new operating lease liabilities	743	3,562

The following table outlines the maturities of lease liabilities as of June 30, 2022.

(In thousands)
Undiscounted Cash Flows:
2022 (excluding the six months ended June 30, 2022)	$7,806
2023	13,402
2024	8,663
2025	6,295
2026	4,686
Subsequent to 2026	37,414
Total Undiscounted Cash Flows	$78,266
Less: Imputed interest	(11,719)
Present value	$66,547
Current operating lease liabilities (1)	13,429
Non-current operating lease liabilities	53,118
Total lease liabilities	$66,547

(1)	This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 years
Weighted-average discount rate-operating leases	3.0%

As of June 30, 2022, the Company had no leases that have not commenced.

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2022, the Company estimated a range of possible environmental losses and legal losses of $22,953,000 to $42,647,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $22,953,000 at June 30, 2022 and $23,127,000 at December 31, 2021. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $1,080,000 and $1,267,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2022:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,364,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Elwood, Illinois (Millsdale) and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from the current recorded liability.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest cost	$1,235	$1,177	$2,469	$2,354
Expected return on plan assets	(2,201)	(2,586)	(4,401)	(5,171)
Amortization of net actuarial loss	577	1,144	1,154	2,288
Net periodic benefit cost (income)	$(389)	$(265)	$(778)	$(529)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest cost	$95	$91	$196	$179
Expected return on plan assets	(100)	(81)	(207)	(162)
Amortization of net actuarial loss	2	18	5	35
Net periodic benefit cost (income)	$(3)	$28	$(6)	$52

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $276,000 is expected to be paid related to the unfunded non-qualified plans in 2022. Of such amount, $171,000 had been paid related to the non-qualified plans as of June 30, 2022.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $505,000 to its defined benefit pension plan in 2022. Of such amount, $253,000 had been contributed to the plan as of June 30, 2022.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the six months ended June 30, 2022 and 2021, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2021 and 2022, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Retirement savings contributions	$1,947	$1,978	$4,145	$4,017
Profit sharing contributions	1,959	1,865	3,425	3,731
Total defined contribution plan expenses	$3,906	$3,843	$7,570	$7,748

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At June 30, 2022, the balance of the trust assets was $2,114,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$52,126	$43,278	$96,935	$83,889
Weighted-average number of common shares outstanding	22,792	22,952	22,842	22,963
Basic earnings per share	$2.29	$1.89	$4.24	$3.65

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$52,126	$43,278	$96,935	$83,889
Weighted-average number of shares outstanding	22,792	22,952	22,842	22,963
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	102	152	106	146
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	—	1	—	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	106	190	113	181
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	55	50	54	47
Weighted-average shares applicable to diluted earnings	23,055	23,345	23,115	23,338
Diluted earnings per share	$2.26	$1.85	$4.19	$3.59

(1)

337,056 and 350,703 options/SARs to acquire shares of Company common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2022, respectively. Inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. No options/SARs to acquire shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2021.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (AOCI) balance by component (net of income taxes) for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2021	$(125,516)	$(28,987)	$61	$(154,442)
Other comprehensive income before reclassifications	15,149	—	—	15,149
Amounts reclassified from AOCI	—	876	(3)	873
Net current-period other comprehensive income	15,149	876	(3)	16,022
Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)

Balance at March 31, 2022	$(125,439)	$(17,586)	$2,842	$(140,183)
Other comprehensive income before reclassifications	(36,096)	—	2,045	(34,051)
Amounts reclassified from AOCI	—	434	(2)	432
Net current-period other comprehensive income	(36,096)	434	2,043	(33,619)
Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)

Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(3,284)	—	—	(3,284)
Amounts reclassified from AOCI	—	1,750	(5)	1,745
Net current-period other comprehensive income	(3,284)	1,750	(5)	(1,539)
Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)

Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(26,267)	—	4,836	(21,431)
Amounts reclassified from AOCI	—	870	(5)	865
Net current-period other comprehensive income	(26,267)	870	4,831	(20,566)
Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2022 and 2021, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Condensed Consolidated Statements of Income
	2022	2021	2022	2021
Amortization of defined benefit pension actuarial losses	$(579)	$(1,162)	$(1,159)	$(2,323)	(2)
	145	286	289	573	Tax benefit
	$(434)	$(876)	$(870)	$(1,750)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	3	5	5	Cost of sales
	2	3	5	5	Total before tax
	—	—	—	—	Tax benefit
	$2	$3	$5	$5	Net of tax
Total reclassifications for the period	$(432)	$(873)	$(865)	$(1,745)	Net of tax

(1)	Amounts in parentheses denote expense to the Company’s Condensed Consolidated Statements of Income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost. See Note 9, Postretirement Benefit Plans, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2022 and 2021, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Segment Net Sales
Surfactants	$485,084	$384,002	$953,350	$754,938
Polymers	238,885	190,538	425,964	340,923
Specialty Products	27,664	20,971	47,595	37,390
Total	$751,633	$595,511	$1,426,909	$1,133,251

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2022 and 2021, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Segment Operating Income
Surfactants	$48,249	$45,896	$102,018	$99,106
Polymers	33,912	23,025	48,041	40,976
Specialty Products	9,866	6,977	13,561	9,610
Segment operating income	92,027	75,898	163,620	149,692
Business restructuring	(81)	(114)	(133)	(195)
Unallocated corporate expenses (1)	(14,306)	(19,127)	(22,501)	(38,926)
Consolidated operating income	77,640	56,657	140,986	110,571
Other Income (Expense)
Interest, net	(2,727)	(1,567)	(5,033)	(3,091)
Other, net	(5,369)	2,758	(7,019)	3,504
Income before provision for income taxes	$69,544	$57,848	$128,934	$110,984
(1)

Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2022, the Company had $1,606,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $1,376,000 of revenue in the first six months of 2022 from pre-existing contract liabilities at December 31, 2021. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs.  On June 30, 2022, $8,762,000 continued to be classified as long-term and $1,947,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract and no revenue has been recognized from this contract as of June 30, 2022.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2022 and 2021. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended June 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$278,310	$133,455	$23,004	$434,769
Europe	92,591	94,424	4,121	191,136
Latin America	97,987	1,149	539	99,675
Asia	16,196	9,857	—	26,053
Total	$485,084	$238,885	$27,664	$751,633

(In thousands)	For the Three Months Ended June 30, 2021
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$221,645	$95,591	$17,818	$335,054
Europe	65,339	82,453	2,436	150,228
Latin America	79,968	986	717	81,671
Asia	17,050	11,508	—	28,558
Total	$384,002	$190,538	$20,971	$595,511

(In thousands)	For the Six Months Ended June 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$551,538	$228,311	$39,680	$819,529
Europe	183,608	175,207	7,253	366,068
Latin America	183,421	2,369	662	186,452
Asia	34,783	20,077	—	54,860
Total	$953,350	$425,964	$47,595	$1,426,909

(In thousands)	For the Six Months Ended June 30, 2021
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$442,580	$166,469	$31,755	$640,804
Europe	136,433	150,753	4,918	292,104
Latin America	140,137	1,976	717	142,830
Asia	35,788	21,725	—	57,513
Total	$754,938	$340,923	$37,390	$1,133,251

14.	DEBT

At June 30, 2022 and December 31, 2021, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2022	December 31, 2021
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $208 and $230 for 2022 and 2021, respectively)	2022-2027	$85,506	$85,485
3.86% (net of unamortized debt issuance cost of $153 and $181 for 2022 and 2021, respectively)	2022-2025	42,704	56,962
4.86% (net of unamortized debt issuance cost of $49 and $69 for 2022 and 2021, respectively)	2022-2023	18,523	18,502
2.30% (net of unamortized debt issuance cost of $133 and $100 for 2022 and 2021, respectively)	2024-2028	49,867	49,900
2.37% (net of unamortized debt issuance cost of $139 and $108 for 2022 and 2021, respectively)	2024-2028	49,861	49,892
2.73% (net of unamortized debt issuance cost of $59 and $22 for 2022 and 2021, respectively)	2025-2031	99,941	99,978
2.83% (net of unamortized debt issuance cost of $42 and $0 for 2022 and 2021, respectively)	2026-2032	74,958	—
Revolving credit facility borrowing	2022	100,000	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2022	4,632	2,861
Total debt		$525,992	$363,580
Less current maturities		142,489	40,718
Long-term debt		$383,503	$322,862

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

On June 24, 2022, the Company entered into a credit agreement with a syndicate of banks. The credit agreement provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027.

This credit agreement replaced the Company’s prior $350,000,000 revolving credit agreement. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2022, the Company had outstanding letters of credit totaling $7,029,000 and $100,000,000 outstanding borrowings under the credit agreement. There was $342,971,000 available under the credit agreement as of June 30, 2022.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $196,935,000 and $468,095,000 at June 30, 2022 and December 31, 2021, respectively.
15.	OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Foreign exchange gains (losses)	$(1,507)	$106	$(1,225)	$(229)
Investment income	231	189	394	495
Realized and unrealized gains (losses) on investments	(4,485)	2,227	(6,972)	2,761
Net periodic pension benefit income	392	236	784	477
Other, net	$(5,369)	$2,758	$(7,019)	$3,504

16.	BUSINESS RESTRUCTURING

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2022. As of June 30, 2022, $9,383,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,739,000 for other expenses, principally site decommissioning costs. The Company recognized $81,000 and $114,000 of decommissioning expenses in the second quarter of 2022 and 2021, respectively. The Company recognized $133,000 and $195,000 of decommissioning expenses in the first six months of 2022 and 2021, respectively.

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
18.	GOODWILL IMPAIRMENT

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year.  Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. During the second quarter of 2022 the Company completed its annual goodwill impairment testing and concluded that the goodwill related to its Philippines reporting unit was impaired.  The Philippines reporting unit is part of the Company’s Surfactant segment.  Goodwill impairment was recognized as a result of the reporting unit’s fair value declining below its carrying value.  The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations.  See the Critical Accounting Policies, Goodwill and Intangible Assets, disclosed in the Company’s 2021 Annual Report on Form 10-K for further details on how the Company computes market and income-based fair values. The Philippines impairment primarily resulted from lost market share at one major customer combined with higher unit overhead costs.  The Company recorded a non-cash charge of $978,000 in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022. The impairment charge equaled the entire balance of the Philippines’ goodwill.

The Company concluded that there was no goodwill impairment at any of its other reporting units based on its testing completed during the second quarter of 2022.
19.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $29,032,000 and $12,271,000 that were unpaid at June 30, 2022 and 2021, respectively.
20.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 67 percent of Company consolidated net sales for the first six months of 2022, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

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

Polymers – Polymers, which accounted for 30 percent of consolidated net sales for the first six months of 2022, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below). Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant. Recent significant events include:

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

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first six months of 2022, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended June 30
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expenses)	$3.4	$(1.0)	$4.4	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(4.3)	2.2	(6.5)
Investment Income (Other, net)	0.2	0.2	—
Pretax Income Effect	$(0.7)	$1.4	$(2.1)

	Income (Expense)
	For the Six Months Ended June 30
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expense)	$10.9	$(3.7)	$14.6	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(6.8)	2.6	(9.4)
Investment Income (Other, net)	0.4	0.5	(0.1)
Pretax Income Effect	$4.5	$(0.6)	$5.1
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
(In millions)	2022	2021	Increase	(Decrease) Due to Foreign Translation
Net Sales	$751.6	$595.5	$156.1	$(25.6)
Gross Profit	131.6	111.7	19.9	(3.5)
Operating Income	77.6	56.7	20.9	(2.5)
Pretax Income	69.5	57.8	11.7	(2.5)

	Six Months Ended June 30
(In millions)	2022	2021	Increase	(Decrease) Due to Foreign Translation
Net Sales	$1,426.9	$1,133.3	$293.6	$(37.3)
Gross Profit	240.8	220.7	20.1	(5.2)
Operating Income	141.0	110.6	30.4	(3.6)
Pretax Income	128.9	111.0	17.9	(3.7)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 and 2021

Summary

Net income attributable to the Company in the second quarter of 2022 increased 20 percent to $52.1 million, or $2.26 per diluted share, from $43.3 million, or $1.85 per diluted share, in the second quarter of 2021. Adjusted net income increased 26 percent to $53.0 million, or $2.30 per diluted share, from $42.2 million, or $1.81 per diluted share in the second quarter of 2021 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2022 compared to the second quarter of 2021.  A detailed discussion of segment operating performance for the second quarter of 2022 compared to the second quarter of 2021 follows the summary.

Consolidated net sales increased $156.1 million, or 26 percent, from the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $190.3 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material and logistics costs as well as more favorable product and customer mix. Consolidated sales volume declined one percent, which negatively impacted the change in net sales by $8.6 million.   Sales volume in the Polymer segment increased two percent while sales volume in the Surfactant and Specialty Products segments decreased three and seven percent, respectively.  Foreign currency translation negatively impacted the year-over-year change in net sales by $25.6 million due to a stronger U.S. dollar against most currencies in foreign locations where the Company has operations.

Operating income in the second quarter of 2022 increased $21.0 million, or 37 percent, versus operating income in the second quarter of 2021.  Polymer, Specialty Products and Surfactant operating income increased $10.9 million, $2.9 million, and $2.4 million, respectively, versus the second quarter of 2021.  Corporate expenses, including business restructuring and deferred compensation expenses, decreased $4.9 million year-over-year. Most of this decrease was attributable to a $4.4 million decrease in deferred compensation expenses.  Corporate expenses (excluding deferred compensation and business restructuring expenses) decreased $0.5 million year-over-year primarily due to lower acquisition-related expenses.  Foreign currency translation had a $2.5 million negative impact on operating income in the second quarter of 2022 versus the prior year quarter.

Operating expenses (including deferred compensation, business restructuring and goodwill impairment) decreased $1.1 million, or two percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.6 million, or four percent, primarily due to higher incentive-based compensation expenses.

•	Administrative expenses were flat year-over-year.

•	Research, development and technical service (R&D) expenses increased $1.7 million, or 11 percent, primarily due to higher incentive-based compensation expenses.

•

Deferred compensation expense decreased $4.4 million, primarily due to a decrease in the value of mutual fund investment assets held for the plans.  This decrease was partially offset by a $2.54 per share increase in the market price of Company common stock in the second quarter of 2022 compared to a $6.84 per share decrease in the second quarter of 2021.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses were $0.1 million in both the second quarter of 2022 and 2021.  The restructuring costs in both years relate to ongoing decommissioning costs associated with the Company’s Canadian plant closure.

•

Goodwill impairment expenses were $1.0 million in the second quarter of 2022 versus no impairment expense recognition in the prior year quarter.  See Note 18, Goodwill Impairment, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the second quarter of 2022 increased $1.2 million, or 74 percent, versus the second quarter of 2021.  This increase was primarily attributable to higher borrowings in 2022 and in the second half of 2021.

Other, net was $5.4 million of expense in the second quarter of 2022 versus $2.8 million of income in the second quarter of 2021. The Company recognized $4.3 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2022 compared to $2.4 million of investment income in the second quarter of 2021. In addition, the Company reported $1.5 million of foreign exchange losses in the second quarter of 2022 versus $0.1 million of foreign exchange gains in the second quarter of 2021. The Company also reported $0.2 million of higher net periodic pension income in the second quarter of 2022 versus the prior year second quarter.

The Company’s effective tax rate was 25.0 percent in the second quarter of 2022 compared to 25.1 percent in the second quarter of 2021.

Segment Results

(Dollars in thousands)	For the Three Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase	Percent Change
Surfactants	$485,084	$384,002	$101,082	26
Polymers	238,885	190,538	48,347	25
Specialty Products	27,664	20,971	6,693	32
Total Net Sales	$751,633	$595,511	$156,122	26

(Dollars in thousands)	For the Three Months Ended
Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
Surfactants	$48,249	$45,896	$2,353	5
Polymers	33,912	23,025	10,887	47
Specialty Products	9,866	6,977	2,889	41
Segment Operating Income	$92,027	$75,898	$16,129	21
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$17,712	$18,169	$(457)	-3
Deferred Compensation Expense (Income)	(3,406)	958	(4,364)	NM
Business Restructuring	81	114	(33)	-29
Total Operating Income	$77,640	$56,657	$20,983	37

Surfactants

Surfactant net sales for the second quarter of 2022 increased $101.1 million, or 26 percent, versus net sales for the second quarter of 2021. Higher average selling prices positively impacted the change in net sales by $122.9 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs as well as improved product and customer mix. Foreign currency translation had an $11.3 million unfavorable impact on the year-over-year change in net sales. Sales volume declined three percent and negatively impacted the change in net sales by $10.5 million. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$278,310	$221,645	$56,665	26
Europe	92,591	65,339	27,252	42
Latin America	97,987	79,968	18,019	23
Asia	16,196	17,050	(854)	-5
Total Surfactants Segment	$485,084	$384,002	$101,082	26

Net sales for North American operations increased $56.7 million, or 26 percent, year over year. Higher average selling prices positively impacted the change in net sales by $57.4 million.  The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs along with more favorable product and customer mix. Sales volume was flat between years as higher demand for products sold into the functional products end markets, along with higher demand within the Tier 2 and Tier 3 customer channel, offset lower demand for commodity laundry products within the consumer products business.  Continued raw material and logistics constraints also negatively impacted sales volume.  Foreign currency translation negatively impacted the change in net sales by $0.3 million.

Net sales for European operations increased $27.3 million, or 42 percent, versus the prior year quarter. Higher average selling prices and a seven percent increase in sales volume favorably impacted the year-over-year change in net sales by $34.6 million and $4.3 million, respectively.   The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  The seven percent increase in sales volume primarily reflects higher demand for products sold into the functional products and institutional cleaning end markets.  Foreign currency translation negatively impacted the change in net sales by $11.6 million.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations increased $18.0 million, or 23 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation.  These items positively impacted the change in net sales by $22.1 million and $2.0 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  A weaker U.S. dollar relative to the Brazilian real led to the favorable foreign currency translation effect.  Sales volume declined eight percent and negatively impacted the change in net sales by $6.1 million.  The sales volume decline was primarily due to lower demand for commodity laundry products within the consumer products business partially offset by higher demand for products sold into the functional products end markets.

Net sales for Asian operations decreased $0.9 million, or five percent, from the prior year quarter. A 31 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $5.2 million and $1.4 million, respectively.  The decline in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business and lower demand from our distribution partners.  Higher average selling prices positively impacted the change in net sales by $5.7 million.  The higher average selling prices primarily reflect the pass-through of higher raw material costs.

Surfactant operating income for the second quarter of 2022 increased $2.4 million, or five percent, versus operating income for the second quarter of 2021. Gross profit increased $5.0 million, or seven percent, and operating expenses increased $2.7 million, or 10 percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
Gross Profit and Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$47,188	$44,412	$2,776	6
Europe	11,620	8,478	3,142	37
Latin America	15,567	17,330	(1,763)	-10
Asia	3,692	2,837	855	30
Surfactants Segment Gross Profit	$78,067	$73,057	$5,010	7
Operating Expenses	29,818	27,161	2,657	10
Surfactants Segment Operating Income	$48,249	$45,896	$2,353	5

Gross profit for North American operations increased $2.8 million, or six percent, from the prior year quarter primarily due to higher average unit margins. The higher average unit margins favorably impacted the change in gross profit by $2.9 million and were mostly attributable to more favorable product and customer mix that was partially offset by ongoing supply chain challenges, inclusive of raw material and logistics constraints, and inflationary pressures.

Gross profit for European operations increased $3.1 million, or 37 percent, due to higher average unit margins and a seven percent increase in sales volume. These items positively impacted the change in net sales by $4.0 million and $0.5 million, respectively.  The higher average unit margins primarily reflect improved customer and product mix. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.4 million. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Gross profit for Latin American operations decreased $1.8 million, or ten percent, due to an eight percent decline in sales volume and lower average unit margins.  These items negatively impacted the change in gross profit by $1.3 million and $0.8 million, respectively.  The lower average unit margins were primarily due to the non-recurrence of a $2.1 million VAT tax recovery during the second quarter of 2021.  Foreign currency translation favorably impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Asia operations increased $0.9 million, or 30 percent, from the prior year quarter primarily due to higher average unit margins.  The higher unit margins positively impacted the change in gross profit by $1.7 million. A 31 percent decline in sales volume negatively impacted the change in gross profit by $0.8 million.  The lower volume primarily reflects lost market share at one major customer.

Operating expenses for the Surfactant segment increased $2.7 million, or ten percent, in the second quarter of 2022 versus the second quarter of 2021. This increase was mainly attributable to higher incentive-based compensation expenses, a goodwill impairment charge at the Company’s Philippines subsidiary and higher bad debt provision expense.

Polymers

Polymer net sales for the second quarter of 2022 increased $48.3 million, or 25 percent, versus net sales for the same period of 2021. Higher average selling prices and a two percent increase in sales volume favorably impacted the change in net sales by $58.4 million and $3.6 million, respectively. The higher average selling prices were mainly due to the pass through of higher raw material costs.  Foreign currency translation had a $13.7 million unfavorable impact on the year-over-year change in net sales.  A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$133,455	$95,591	$37,864	40
Europe	94,424	82,453	11,971	15
Asia and Other	11,006	12,494	(1,488)	-12
Total Polymers Segment	$238,885	$190,538	$48,347	25

Net sales for North American operations increased $37.9 million, or 40 percent, due to higher average selling prices and a three percent increase in sales volume.  These items positively impacted the change in net sales by $34.6 million and $3.3 million, respectively.  The higher average selling prices were mainly due to the pass-through of higher raw material costs.  The higher sales volume reflects rigid polyol growth of eight percent that was partially offset by lower demand within the phthalic anhydride and specialty polyols businesses.

Net sales for European operations increased $12.0 million, or 15 percent, year over year. Higher average selling prices and a three percent increase in sales volume positively impacted the change in net sales by $22.9 million and $2.7 million, respectively. The higher average selling prices were primarily due to pass-through of higher raw material costs. The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $13.6 million.  A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $1.5 million, or 12 percent, primarily due to a 17 percent decline in sales volume which had a $2.1 million negative impact on the year-over-year change in net sales. The decline in sales volume was primarily attributable to recent COVID lockdowns and restrictions in China.  Higher average selling prices positively impacted the change in net sales by $0.7 million.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $0.1 million.

Polymer operating income in the second quarter of 2022 increased $10.9 million, or 47 percent, versus operating income in the second quarter of 2021.  Gross profit increased $11.7 million, or 38 percent, and operating expenses were up $0.8 million, or 11 percent.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
Gross Profit and Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$25,787	$15,869	$9,918	62
Europe	15,459	13,314	2,145	16
Asia and Other	1,118	1,479	(361)	-24
Polymers Segment Gross Profit	$42,364	$30,662	$11,702	38
Operating Expenses	8,452	7,637	815	11
Polymers Segment Operating Income	$33,912	$23,025	$10,887	47

Gross profit for North American operations increased $9.9 million, or 62 percent, due to higher average unit margins and a three percent increase in sales volume.  These items positively impacted the change in gross profit by $9.4 million and $0.5 million, respectively.  The higher average unit margins primarily reflect partial margin recovery and more favorable product and customer mix as higher rigid polyols sales volume more than offset lower phthalic anhydride sales volume.

Gross profit for European operations increased $2.1 million, or 16 percent, versus the second quarter of 2021. The increase was primarily due to higher average unit margins and a three percent increase in sales volume. These two items favorably impacted the year-over-year change in gross profit by $3.8 million and $0.4 million respectively. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $2.1 million.

Gross profit for Asia and Other operations decreased $0.4 million, or 24 percent, due to a 17 percent decline in sales volume and slightly lower average unit margins. These items negatively impacted the year-over-year change in gross profit by $0.3 million and $0.1 million, respectively.

Operating expenses for the Polymer segment increased $0.8 million, or 11 percent, year over year. This increase was mainly attributable to higher incentive-based compensation and travel-related expenses.

Specialty Products

Specialty Products net sales for the second quarter of 2022 increased $6.7 million, or 32 percent, versus net sales for the second quarter of 2021. This increase reflects higher average selling prices that were partially offset by a seven percent decline in sales volume. Gross profit and operating income both increased by $2.9 million year-over-year. The year-over-year improvements in gross profit and operating income were mostly attributable to improved margins and customer mix within the medium chain triglycerides (MCTs) product line, partially offset by order timing differences within the food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $4.9 million between quarters. Corporate expenses were $14.4 million in the second quarter of 2022 versus $19.2 million in the second quarter of 2021. This decrease was primarily attributable to $3.4 million of deferred compensation income recognized in the second quarter of 2022 versus $1.0 million of deferred compensation expense recognized in the second quarter of 2021.  In addition, the Company incurred lower acquisition-related expenses year-over-year.

The $4.4 million decrease in deferred compensation expense was primarily due to a decrease in the value of mutual fund investment assets held for the plans.  This decrease was partially offset by a $2.54 per share increase in the market price of Company common stock in the second quarter of 2022 compared to a $6.84 per share decrease in the second quarter of 2021.  The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2022 and 2021:

	2022		2021
	June 30	March 31	June 30	March 31
Company Common Stock Price	$101.35	$98.81	$120.27	$127.11

Six Months Ended June 30, 2022 and 2021

Summary

Net income attributable to the Company in the first half of 2022 increased 16 percent to $96.9 million, or $4.19 per diluted share, from $83.9 million, or $3.59 per diluted share, in the first half of 2021. Adjusted net income increased 11 percent to $93.7 million, or $4.05 per diluted share, versus $84.6 million or $3.62 per diluted share, in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in the first half of 2022 compared to the first half of 2021.  A detailed discussion of segment operating performance for the first half of 2022 compared to the first half of 2021 follows the summary.

Consolidated net sales increased $293.7 million, or 26 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $341.3 million.  The increase in average selling prices was mainly attributable to the pass through of higher raw material and logistics costs as well as more favorable product and customer mix.  Consolidated sales volume declined one percent and negatively impacted the year-over-year change in net sales by $10.3 million.  Sales volume in the Polymer segment increased two percent while sales volume in the Surfactant and Specialty Products segments declined two percent and nine percent, respectively.  Foreign currency translation negatively impacted the year-over-year change in net sales by $37.3 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income for the first half of 2022 increased $30.4 million, or 28 percent, versus operating income for the first half of 2021. Polymer, Specialty Products and Surfactant operating income increased $7.1 million, $4.0 million, and $2.9 million, respectively. Corporate expenses, including business restructuring and deferred compensation expenses, decreased $16.4 million year-over-year.  Most of this decrease was attributable to a $14.6 million decrease in deferred compensation expenses.  Corporate expenses (excluding deferred compensation and business restructuring expenses) decreased $1.9 million between years largely due to lower acquisition-related expenses that were partially offset by higher incentive-based compensation expenses.  Foreign currency translation had a $3.6 million negative impact on operating income in the first half of 2022 versus the first half of 2021.

Operating expenses (including deferred compensation, business restructuring and goodwill impairment) decreased $10.2 million, or nine percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $1.3 million, or five percent, year-over-year mainly due to higher incentive-based compensation expenses and higher bad debt provision expenses related to higher global accounts receivable balances and the ongoing conflict in Ukraine.

•

Administrative expenses decreased $1.0 million, or two percent, year-over-year primarily due to lower acquisition-related expenses that were partially offset by higher incentive-based compensation expenses.

•	R&D expenses increased $3.0 million, or 10 percent, year-over-year primarily due to higher salaries and incentive-based compensation expenses.
•

Deferred compensation expense decreased $14.6 million, year-over-year, primarily due to a decrease in the value of the mutual fund investment assets held for the plans and a $22.94 per share decrease in the market price of Company common stock in the first half of 2022 compared to a $0.95 per share increase in the first half of 2021.  See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•

Business restructuring expenses were $0.1 million in the first half of 2022 versus $0.2 million in the first half of 2021.   The restructuring charges in both years relate to ongoing decommissioning costs associated with the Company’s Canadian plant closure.

•

Goodwill impairment expenses were $1.0 million in the first half of 2022 versus no impairment expense recognition in the prior year.  See Note 18, Goodwill Impairment, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the first half of 2022 increased $1.9 million, or 63 percent, compared to net interest expense for the first half of 2021. This increase was primarily attributable to higher borrowings in 2022 and in the second half of 2021.

Other, net was $7.0 million of expense for the first half of 2022 compared to $3.5 million of income for the first half of 2021.  The Company recognized $6.6 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2022 compared to $3.3 million of income in the first half of 2021.  In addition, the Company reported foreign exchange losses of $1.2 million in the first half of 2022 versus $0.2 million of foreign exchange losses in the first half of 2021.  The Company also reported $0.3 million higher of net periodic pension income in the first half of 2022 versus the first half of the prior year.

The Company’s effective tax rate was 24.8 percent in the first half of 2022 versus 24.4 percent in the first half of 2021.  The year-over-year increase was primarily attributable to a less favorable geographical mix of income and less favorable tax benefits derived from stock-based compensation awards, exercised or distributed, in the first half of 2022 versus the first half of 2021.

(In thousands)	For the Six Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase	Percent Change
Surfactants	$953,350	$754,938	$198,412	26
Polymers	425,964	340,923	85,041	25
Specialty Products	47,595	37,390	10,205	27
Total Net Sales	$1,426,909	$1,133,251	$293,658	26

(In thousands)	For the Six Months Ended
Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
Surfactants	$102,018	$99,106	$2,912	3
Polymers	48,041	40,976	7,065	17
Specialty Products	13,561	9,610	3,951	41
Segment Operating Income	$163,620	$149,692	$13,928	9
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$33,408	$35,274	$(1,866)	-5
Deferred Compensation Expense (Income)	(10,907)	3,652	(14,559)	NM
Business Restructuring	133	195	(62)
Total Operating Income	$140,986	$110,571	$30,415	28

Segment Results

Surfactants

Surfactants net sales for the first half of 2022 increased $198.4 million, or 26 percent, versus net sales for the first half of 2021.  Higher average selling prices positively impacted the change in net sales by $230.4 million.  The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs as well as improved product and customer mix.  Foreign currency translation had a $17.4 million unfavorable impact on the year-over-year change in net sales.  Sales volume declined two percent and negatively impacted the change in net sales by $14.6 million.  A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$551,538	$442,580	$108,958	25
Europe	183,608	136,433	47,175	35
Latin America	183,421	140,137	43,284	31
Asia	34,783	35,788	(1,005)	-3
Total Surfactants Segment	$953,350	$754,938	$198,412	26

Net sales for North American operations increased $109.0 million, or 25 percent, year-over-year. Higher average selling prices and slightly higher sales volume favorably impacted the change in net sales by $107.3 million and $2.1 million, respectively.  The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs along with more favorable product and customer mix.  The slight increase in sales volume primarily reflects higher demand for products sold into the functional products end markets, along with higher demand within the Tier 2 and Tier 3 customer channel, that was mostly offset by lower demand for commodity laundry products within the consumer products business.  Continued raw material supply and logistics constraints also negatively impacted sales volume.  Foreign currency translation negatively impacted the change in net sales by $0.4 million year-over-year.

Net sales for European operations increased $47.2 million, or 35 percent, year-over-year.  Higher average selling prices and a two percent increase in sales volume positively impacted the year-over-year change in net sales by $61.5 million and $2.6 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  The two percent increase in sales volume primarily reflects higher demand for products sold into the functional products and institutional cleaning end markets, partially offset by lower demand for consumer cleaning products.  Foreign currency translation negatively impacted the change in net sales by $16.9 million.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations increased $43.3 million, or 31 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $48.1 million and $2.3 million, respectively.  The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix.  A weaker U.S. dollar relative to the Brazilian real led to the favorable foreign currency translation effect.  Sales volume declined five percent and negatively impacted the change in net sales by $7.1 million.  The sales volume decline was primarily due to lower demand for commodity laundry products within the consumer products business partially offset by higher demand for products sold into the functional products end markets.

Net sales for Asian operations decreased $1.0 million, or three percent, year-over-year.  A 22 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $7.9 million and $2.5 million, respectively.  The decline in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business and lower demand from our distribution partners.  Higher average selling prices positively impacted the change in net sales by $9.4 million.  The higher average selling prices primarily reflect the pass-through of higher raw material costs.

Surfactant operating income for the first half of 2022 increased $2.9 million, or three percent, versus operating income for the first half of 2021.  Gross profit increased $7.2 million, or five percent, and operating expenses increased $4.3 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
Gross Profit and Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$100,356	$98,468	$1,888	2
Europe	24,779	19,741	5,038	26
Latin America	28,706	29,627	(921)	-3
Asia	6,333	5,104	1,229	24
Surfactants Segment Gross Profit	$160,174	$152,940	$7,234	5
Operating Expenses	58,156	53,834	4,322	8
Surfactants Segment Operating Income	$102,018	$99,106	$2,912	3

Gross profit for North American operations increased $1.9 million, or two percent, year-over-year primarily due to higher average unit margins and slightly higher sales volume. These items favorably impacted the change in gross profit by $1.4 million and $0.5 million, respectively. The higher average unit margins were mostly attributable to more favorable product and customer mix that was partially offset by ongoing supply chain challenges and inflationary pressures.

Gross profit for European operations increased $5.0 million, or 26 percent year-over-year.  Higher average unit margins and a two percent increase in sales volume favorably impacted the year-over-year change in gross profit by $6.8 million and a $0.4 million, respectively.  The higher average unit margins primarily reflect a more favorable product and customer mix. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $2.2 million. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Gross profit for Latin American operations decreased $0.9 million, or three percent, primarily due to a five percent decrease in sales volume that negatively impacted the year-over-year change in gross profit by $1.5 million.  Slightly higher unit margins and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million each.

Gross profit for Asian operations increased $1.2 million, or 24 percent, primarily due to higher average unit margins.  The higher unit margins positively impacted the year-over-year change in gross profit by $2.3 million.  A 22 percent decline in sales volume negatively impacted the change in gross profit by $1.1 million.  The lower volume primarily reflects lost market share at one major customer.

Operating expenses for the Surfactant segment increased $4.3 million, or eight percent, year-over-year.  This increase was mainly attributable to higher salaries and incentive-based compensation expenses, a goodwill impairment charge at the Company’s Philippines subsidiary and higher bad debt provision expense.

Polymers

Polymers net sales for the first half of 2022 increased $85.0 million, or 25 percent, versus net sales for the same period of 2021.  Higher average selling prices and a two percent increase in sales volume favorably impacted the year-over-year change in net sales by $96.9 million and a $7.2 million, respectively.  The higher average selling prices were mainly due to the pass through of higher raw material costs.  The increase in sales volume was partially due to the 2021 INVISTA polyester polyol acquisition, which closed at the end of January 2021. Foreign currency translation had a $19.1 million unfavorable impact on the year-over-year change in net sales.  A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended
Net Sales	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$228,311	$166,469	$61,842	37
Europe	175,207	150,753	24,454	16
Asia and Other	22,446	23,701	(1,255)	-5
Total Polymers Segment	$425,964	$340,923	$85,041	25

Net sales for North American operations increased $61.8 million, or 37 percent, primarily due to higher average selling prices and a one percent increase in sales volume.  These items positively impacted the change in net sales by $59.8 million and $2.0 million, respectively. The higher average selling prices were mainly due to the pass-through of higher raw material costs.  The sales volume growth reflects rigid polyol growth of five percent that was partially offset by lower sales volume within the phthalic anhydride business.  Sales volume during the first half of 2022 was also impacted by a January 2022 power outage at the Company’s Elwood, Illinois (Millsdale) plant site that negatively impacted Polymer production.  The production disruption resulted in the declaration of force majeure for select products.  Production resumed in February 2022 and the force majeure was lifted in April 2022.

Net sales for European operations increased $24.5 million, or 16 percent, year-over-year. Higher average selling prices and a seven percent increase in sales volume favorably impacted the change in net sales by $33.9 million and $9.8 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs.  The increase in sales volume was partially due to the 2021 INVISTA polyester polyol acquisition, which closed at the end of January 2021. The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $19.2 million.  A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $1.3 million, or five percent, largely due to a 15 percent decline in sales volume which had a $3.5 million negative impact on the year-over-year change in net sales. The decline in sales volume was primarily attributable to recent COVID lockdowns and restrictions in China. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $2.1 million and $0.1 million, respectively.

Polymer operating income for the first half of 2022 increased $7.1 million, or 17 percent, versus operating income for the first half of 2021.  Gross profit increased $8.5 million, or 15 percent, and operating expenses were up $1.4 million, or nine percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
Gross Profit and Operating Income	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Change
North America	$34,067	$29,140	$4,927	17
Europe	28,320	24,310	4,010	16
Asia and Other	2,289	2,742	(453)	-17
Polymers Segment Gross Profit	$64,676	$56,192	$8,484	15
Operating Expenses	16,635	15,216	1,419	9
Polymers Segment Operating Income	$48,041	$40,976	$7,065	17

Gross profit for North American operations increased $4.9 million, or 17 percent, due to higher average unit margins and a one percent increase in sales volume.  These items positively impacted the change in gross profit by $4.6 million and $0.3 million, respectively.  The higher average unit margins reflect partial margin recovery and more favorable product and customer mix as higher rigid polyol sales volume more than offset lower phthalic anhydride sales volume.

Gross profit for European operations increased $4.0 million, or 16 percent, primarily due to higher average unit margins and a seven percent increase in sales volume.  These items positively impacted the change in gross profit by $5.3 million and $1.6 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $2.9 million.

Gross profit for Asia and Other operations declined $0.5 million, or 17 percent, primarily due to a 15 percent decline in sales volume and slightly lower average unit margins. These items negatively impacted the year-over-year changes in gross profit by $0.4 million and a $0.1 million, respectively.

Operating expenses for the Polymers segment increased $1.4 million, or nine percent, year-over-year mainly due to higher incentive-based compensation and travel-related expenses.

Specialty Products

Specialty Products net sales for the first half of 2022 increased $10.2 million, or 27 percent, versus net sales for the first half of 2021. This increase reflects higher average selling prices that were partially offset by a nine percent decline in sales volume. Gross profit and operating income increased by $3.9 and $4.0 million, respectively. The year-over-year improvements in gross profit and operating income were mostly attributable to improved margins and customer mix within the medium chain triglycerides (MCTs) product line, partially offset by order timing differences within the food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $16.5 million between years. Corporate expenses were $22.6 million in the first half of 2022 versus $39.1 million in the first half of 2021. This decrease was primarily attributable to $10.9 million of deferred compensation income recognized in the first half of 2022 versus $3.7 million of deferred compensation expense recognized in the first half of 2021.    In addition, the Company also incurred lower acquisition-related expenses year-over-year that were partially offset by higher incentive-based compensation expenses.

The $14.6 million decrease in deferred compensation expense was primarily due to a decrease in the value of mutual fund investment assets held for the plans.  In addition, during the first half of 2022 the market price of the Company’s common stock decreased $22.94 per share versus a $0.95 per share increase during the first half of 2021.  The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the six months ended June 30, 2022 and 2021:

	2022	2021		2020
	June 30	December 31	June 30	December 31
Company Common Stock Price	$101.35	$124.29	$120.27	$119.32

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2022, operating activities were a cash source of $38.2 million versus a source of $24.7 million for the comparable period in 2021. For the current year period, investing cash outflows totaled $126.3 million versus a cash outflow of $261.5 million in the prior year period. Financing activities were a source of $128.1 million versus a source of $14.8 million in the prior year period. Cash and cash equivalents increased $35.4 million compared to December 31, 2021, inclusive of a $4.5 million unfavorable foreign exchange rate impact.

On June 30, 2022, the Company’s cash and cash equivalents totaled $194.6 million. Cash in U.S. demand deposit accounts and money market funds totaled $59.7 million and $40.3 million, respectively. The Company’s non-U.S. subsidiaries held $94.6 million of cash as of June 30, 2022.

Operating Activity

Net income during the first six months of 2022 increased $13.0 million versus the comparable period in 2021. Working capital was a cash use of $111.1 million during the first six months of 2022 versus a use of $69.8 million in the comparable period in 2021.

Accounts receivable were a use of $111.1 million during the first six months of 2022 compared to a use of $68.0 million for the comparable period of 2021. Inventories were a use of $38.6 million in 2022 versus a use of $35.7 million in 2021. Accounts payable and accrued liabilities were a source of $43.3 million in 2022 compared to a source of $34.0 million for the same period in 2021.

Working capital requirements were higher in the first six months of 2022 compared to 2021 primarily due to the changes noted above. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2022.

Investing Activity

Cash used for investing activities decreased $135.2 million year-over-year. Most of this decrease reflects the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets for $184.6 million, net of cash received, during the first half of 2021. Cash used for capital expenditures was $129.5 million in the first half of 2022 versus $74.9 million in 2021. This capital expenditure increase is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site and equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States.

For 2022, the Company estimates that total capital expenditures will be in the range of $350.0 million to $375.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $128.1 million in 2022 versus a source of $14.8 million in 2021. The year-over-year change is primarily due to $75.0 million of cash received from the issuance of private placement notes and a higher level of borrowing from the Company’s revolving credit facility during the first six months of 2022 versus the same period in 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the six months ended June 30, 2022, the Company purchased 167,940 shares of its common stock on the open market at a total cost of $17.0 million. At June 30, 2022, the Company had $133.0 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $363.6 million on December 31, 2021 to $526.0 million on June 30, 2022, primarily due to higher domestic debt, which includes borrowings from the Company’s revolving credit agreement and new private placement notes issued during the first quarter of 2022. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-

GAAP Net Debt” section of this MD&A) increased $127.0 million, from $204.4 million at December 31, 2021 to $331.4 million at June 30, 2022.  This change was due to a debt increase of $162.4 partially offset by a cash increase of $35.4 million. The cash increase reflects the new debt borrowings partially offset by scheduled debt repayments, higher working capital requirements and capital expenditures.

As of June 30, 2022, the ratio of net debt to net debt plus shareholders’ equity was 22.7 percent versus 16.0 percent at December 31, 2021 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On June 30, 2022, the Company’s debt included $421.4 million of unsecured notes, with maturities ranging from 2022 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), a $100.0 million short term loan borrowed under its revolving credit facility, and $4.6 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

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

On June 24, 2022, the Company entered into a credit agreement with a syndicate of banks. The credit agreement provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. This credit agreement replaced the Company’s prior $350.0 million revolving credit agreement. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of June 30, 2022, the Company had outstanding loans totaling $100.0 million and letters of credit totaling $7.0 million under the credit agreement, with $343.0 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At June 30, 2022, the Company’s foreign subsidiaries had $4.6 million of outstanding debt.

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
4.

The Company is permitted to pay dividends and purchase treasury shares after June 24, 2022, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning January 1, 2022. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 14, Debt, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

The Company believes it was in compliance with all of its debt covenants as of June 30, 2022.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2022 and 2021, the Company’s expenditures for capital projects related to the environment were $5.8 million and $5.5 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $17.0 million and $17.1 million for the six months ended June 30, 2022 and 2021, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.0 million to $42.6 million at June 30, 2022 and $23.1 million to $41.7 million at December 31, 2021. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $23.0 million at June 30, 2022 and $23.1 million at December 31, 2021. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $1.1 million for the six months ended June 30, 2022, compared to $1.3 million for the same period in 2021.

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

OUTLOOK

Management believes that demand for Surfactant products sold into the functional product end-markets, inclusive of agricultural and oilfield, should improve versus 2021. Management believes the Polymer segment will deliver growth versus 2021 as energy conservation efforts and more stringent building codes should have a continued positive impact on demand for rigid polyols. Management believes its Specialty Product segment results should improve versus 2021. Despite optimism that demand for the Company’s products will remain healthy, management also believes the Company will continue to be challenged by the current inflationary environment and ongoing supply chain challenges, inclusive of raw material availability and transportation constraints.

CRITICAL ACCOUNTING POLICIES

The Company no longer considers the prior year (a) Business Combinations and (b) Goodwill and Intangible Assets accounting policies as continuing to be critical during the first six months of 2022 because the Company has made no acquisitions in 2022. Other than these items there have been no material changes to the critical accounting policies disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

	Three Months Ended June 30
(In millions, except per share amounts)	2022		2021
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$52.1	$2.26	$43.3	$1.85
		$-
Deferred Compensation Expense (Income) Expense (including related investment activity)	0.7	0.03	(1.4)	(0.06)
Business Restructuring	0.1	—	0.1	—
Cash Settled Stock Appreciation Rights	0.1	—	(0.1)	—
Environmental Remediation	0.3	0.02	—	—
Cumulative Tax Effect on Above Adjustment Items	(0.3)	(0.01)	0.3	0.02
Adjusted Net Income	$53.0	$2.30	$42.2	$1.81

	Six Months Ended June 30
(In millions, except per share amounts)	2022		2021
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$96.9	$4.19	$83.9	$3.59
		$-
Deferred Compensation Expense (Income) Expense (including related investment activity)	(4.5)	(0.20)	0.6	0.03
Business Restructuring	0.1	0.01	0.2	0.01
Cash Settled Stock Appreciation Rights	(0.4)	(0.02)	0.1	—
Environmental Remediation	0.6	0.03	—	—
Cumulative Tax Effect on Above Adjustment Items	1.0	0.04	(0.2)	(0.01)
Adjusted Net Income	$93.7	$4.05	$84.6	$3.62

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2022	December 31, 2021
Current Maturities of Long-Term Debt as Reported	$142.5	$40.7
Long-Term Debt as Reported	383.5	322.9
Total Debt as Reported	526.0	363.6
Less Cash and Cash Equivalents as Reported	(194.6)	(159.2)
Net Debt	$331.4	$204.4
Equity	$1,125.7	$1,074.2
Net Debt plus Equity	$1,457.1	$1,278.6
Net Debt/(Net Debt plus Equity)	23%	16%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2021 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material developments in the Company’s legal proceedings are described below:

Millsdale Site

On June 24, 2022, the Attorney General of the State of Illinois filed a complaint in the Twelfth Judicial Circuit Court of Illinois alleging violations of the Illinois Environmental Protection Act and certain related regulations.  The claims allege permit and statutory violations related to air emission requirements and reporting obligations.  The lawsuit seeks to impose financial penalties and operational obligations.  The alleged violations may result in a range of possible penalties; however, at this stage of the matter, the Company is unable to predict the ultimate outcome or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,364,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.  On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site.  The alleged damages may result in a range of possible penalties; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

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

There have been no other material changes to the legal proceedings disclosed in the Company’s 2021 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2021 Annual Report on Form 10-K, except for the modification of the risk factor set forth below:

Conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect the Company’s business.

Conflicts, military actions and terrorist attacks have precipitated economic instability, turmoil in financial markets and disruptions in the price and supply of raw materials and energy.  The uncertainty and economic or operational disruptions resulting from hostilities, military action or acts of terrorism may impact the Company’s facilities and operations or those of its suppliers or customers.  Accordingly, any conflict, military action or terrorist attack that impacts the Company or any of its suppliers or customers, or any resulting economic or operational instability resulting from such conflict, military action or terrorist attack, could have a material adverse effect on the Company’s business, results of operations, financial position and cash flows.  For example, Russia’s invasion of Ukraine in February 2022 has resulted in higher energy prices and concerns regarding the supply of natural gas to countries in Europe.  Higher energy costs and reduced availability of natural gas in European countries could materially adversely affect the operations and results of operations of the Company or its suppliers and customers.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the second quarter of 2022:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2022	410	(2)	$102.49	—		$140,065,014
May 2022	49,064	(3)	$102.94	49,064	(3)	$135,014,131
June 2022	20,670	(3)	$96.30	20,670	(3)	$133,023,666

Total	70,144		$100.98	69,734		$133,023,666

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10.1+	–	Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-04462), and incorporated herein by reference)

10.2	–

Credit Agreement, dated as of June 24, 2022, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on June 27, 2022 (File No. 001-04462), and incorporated herein by reference)

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
+Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  August 4, 2022

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer