Form 10-Q
period 2022-09-30
STEPAN CO
filed 2022-11-03
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, $1 par value	22,228,310 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$719,185	$602,688	$2,146,094	$1,735,939
Cost of Sales	600,709	510,792	1,786,785	1,423,382
Gross Profit	118,476	91,896	359,309	312,557
Operating Expenses:
Selling	15,079	14,786	45,908	44,280
Administrative	33,848	22,828	79,499	69,440
Research, development and technical services	16,929	15,501	50,092	45,638
Deferred compensation (income) expense	(2,131)	(1,504)	(13,038)	2,148
	63,725	51,611	162,461	161,506
Goodwill impairment (Note 18)	—	—	(978)	—
Business restructuring expenses (Note 16)	(92)	(72)	(225)	(267)
Operating Income	54,659	40,213	195,645	150,784
Other Income (Expense):
Interest, net	(2,221)	(1,599)	(7,254)	(4,690)
Other, net (Note 15)	(1,980)	702	(8,999)	4,206
	(4,201)	(897)	(16,253)	(484)

Income Before Provision for Income Taxes	50,458	39,316	179,392	150,300
Provision for Income Taxes	11,074	2,393	43,073	29,463
Net Income	39,384	36,923	136,319	120,837
Less: Net Income Attributable to Noncontrolling Interest	—	(3)	—	(28)
Net Income Attributable to Stepan Company	$39,384	$36,920	$136,319	$120,809

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.73	$1.61	$5.98	$5.27
Diluted	$1.71	$1.59	$5.90	$5.19

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,753	22,898	22,813	22,941
Diluted	23,034	23,219	23,089	23,299

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$39,384	$36,923	$136,319	$120,837
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11) (1)	(30,002)	(19,328)	(56,269)	(22,594)
Defined benefit pension adjustments, net of tax (Note 11)	435	800	1,305	2,550
Derivative instrument activity, net of tax (Note 11)	3,996	(2)	8,827	(7)
Total Other Comprehensive Income	(25,571)	(18,530)	(46,137)	(20,051)
Comprehensive Income	13,813	18,393	90,182	100,786
Comprehensive Income Attributable to Noncontrolling Interest (Note 2)	—	(6)	—	(49)
Comprehensive Income Attributable to Stepan Company	$13,813	$18,387	$90,182	$100,737

(1)
The prior year includes foreign currency translation adjustments related to noncontrolling interest. The 2021 noncontrolling interest was related to the Company’s China joint venture which was dissolved in the fourth quarter of 2021.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$165,686	$159,186
Receivables, net	476,198	419,542
Inventories (Note 6)	397,602	305,538
Other current assets	33,261	29,102
Total current assets	1,072,747	913,368
Property, Plant and Equipment:
Cost	2,245,600	2,090,957
Less: Accumulated depreciation	(1,268,000)	(1,240,353)
Property, plant and equipment, net	977,600	850,604
Goodwill, net (Note 17)	91,820	97,187
Other intangible assets, net (Note 17)	57,289	60,784
Long-term investments (Note 3)	23,928	34,495
Operating lease assets (Note 7)	61,937	69,612
Other non-current assets	51,449	39,562
Total assets	$2,336,770	$2,065,612
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$98,154	$40,718
Accounts payable	350,083	323,362
Accrued liabilities	155,008	136,396
Total current liabilities	603,245	500,476
Deferred income taxes	11,111	12,491
Long-term debt, less current maturities (Note 14)	466,766	322,862
Non-current operating lease liabilities (Note 7)	50,013	56,668
Other non-current liabilities	75,396	98,922
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,829,266 issued shares in 2022 and 26,760,714 issued shares in 2021	26,829	26,761
Additional paid-in capital	233,036	220,820
Accumulated other comprehensive loss (Note 11)	(199,373)	(153,236)
Retained earnings	1,247,411	1,133,550
Less: Common treasury stock, at cost, 4,575,306 shares in 2022 and 4,340,729 shares in 2021	(177,664)	(153,702)
Total Stepan Company stockholders’ equity	1,130,239	1,074,193
Total equity	1,130,239	1,074,193
Total liabilities and equity	$2,336,770	$2,065,612

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$136,319	$120,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,958	67,953
Deferred compensation	(13,038)	2,148
Realized and unrealized (gains) losses on long-term investments	8,073	(2,497)
Stock-based compensation	10,012	8,069
Deferred income taxes	(2,110)	(51,542)
Goodwill impairment (Note 18)	978	—
Other non-cash items	1,698	139
Changes in assets and liabilities:
Receivables, net	(82,512)	(96,830)
Inventories	(100,101)	(63,769)
Other current assets	(5,030)	(356)
Accounts payable and accrued liabilities	42,625	39,222
Pension liabilities	(1,685)	(1,434)
Environmental and legal liabilities	10,264	(522)
Deferred revenues	(524)	(16)
Net Cash Provided By Operating Activities	74,927	21,402
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(205,337)	(119,541)
Asset acquisition (Note 17)	—	(3,503)
Business acquisition, net of cash acquired (Note 17)	(9,693)	(184,473)
Other, net	3,156	1,480
Net Cash Used In Investing Activities	(211,874)	(306,037)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	155,141	9,799
Other debt borrowings (Note 14)	75,000	100,000
Other debt repayments	(28,571)	(28,572)
Dividends paid	(22,458)	(20,572)
Company stock repurchased	(22,257)	(16,969)
Stock option exercises	353	1,087
Other, net	(2,650)	(1,801)
Net Cash Provided By Financing Activities	154,558	42,972
Effect of Exchange Rate Changes on Cash	(11,111)	(3,007)
Net Increase (Decrease) in Cash and Cash Equivalents	6,500	(244,670)
Cash and Cash Equivalents at Beginning of Period	159,186	349,938
Cash and Cash Equivalents at End of Period	$165,686	$105,268
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$23,595	$85,271
Cash payments of interest	$11,297	$6,885

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and nine months ended September 30, 2022 and 2021:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

Issuance of 2,734 shares of common stock under stock option plan	169	3	166	—	—	—

Purchase of 54,780 shares of common stock	(5,281)	—	—	(5,281)	—	—

Stock-based and deferred compensation	3,300	1	3,360	(61)	—	—

Net income	39,384	—	—	—	—	39,384

Other comprehensive income	(25,571)	—	—	—	(25,571)	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,473)	—	—	—	—	(7,473)
Balance, September 30, 2022	$1,130,239	$26,829	$233,036	$(177,664)	$(199,373)	$1,247,411

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 5,381 shares of common stock under stock option plan	353	5	348	—	—	—

Purchase of 222,720 shares of common stock	(22,257)	—	—	(22,257)	—	—

Stock-based and deferred compensation	10,226	63	11,868	(1,705)	—	—

Net income	136,319	—	—	—	—	136,319

Other comprehensive income	(46,137)	—	—	—	(46,137)	—

Cash dividends paid:
Common stock ($1.005 per share)	(22,458)	—	—	—	—	(22,458)
Balance, September 30, 2022	$1,130,239	$26,829	$233,036	$(177,664)	$(199,373)	$1,247,411

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, June 30, 2021	$1,050,516	$26,752	$213,969	$(147,494)	$(138,420)	$1,093,994	$1,715

Issuance of 0 shares of common stock under stock option plan	—	—	—	—	—	—	—

Purchase of 53,058 shares of common stock	(6,074)	—	—	(6,074)	—	—	—

Stock-based and deferred compensation	3,030	1	3,046	(17)	—	—	—

Net income	36,923	—	—	—	—	36,920	3

Other comprehensive income (loss)	(18,530)	—	—	—	(18,533)	—	3

Cash dividends paid:
Common stock ($0.305 per share)	(6,848)	—	—	—	—	(6,848)	—
Balance, September 30, 2021	$1,059,017	$26,753	$217,015	$(153,585)	$(156,953)	$1,124,066	$1,721

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 16,565 shares of common stock under stock option plan	1,087	17	1,070	—	—	—	—

Purchase of 135,103 shares of common stock	(16,969)	—	—	(16,969)	—	—	—

Stock-based and deferred compensation	6,320	78	9,229	(2,987)	—	—	—

Net income	120,837	—	—	—	—	120,809	28

Other comprehensive income	(20,051)	—	—	—	(20,072)	—	21

Cash dividends paid:
Common stock ($0.915 per share)	(20,572)	—	—	—	—	(20,572)	—
Balance at September 30, 2021	$1,059,017	$26,753	$217,015	$(153,585)	$(156,953)	$1,124,066	$1,721
(1)
Reflects the prior year noncontrolling interest in the Company’s China joint venture which was dissolved in the fourth quarter of 2021.

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

At September 30, 2022, and December 31, 2021, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $734,000 and $710,000 as of September 30, 2022 and December 31, 2021, respectively):

(In thousands)	September 30, 2022	December 31, 2021
Fair value	$506,524	$369,456
Carrying value	565,654	364,290

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2022, and December 31, 2021, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,928	$23,928	$—	$—
Derivative assets:
Interest rate contracts	8,834	—	8,834	—
Foreign currency contracts	651	—	651	—
Total assets at fair value	$33,413	$23,928	$9,485	$—
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	802	—	802	—
Total liabilities at fair value	$802	$—	$802	$—

(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Mutual fund assets	$34,495	$34,495	$—	$—
Derivative assets:
Foreign currency contracts	436	—	436	—
Total assets at fair value	$34,931	$34,495	$436	$—
Derivative liabilities:
Foreign currency contracts	$338	$—	$338	$—

4.
DERIVATIVE INSTRUMENTS

At September 30, 2022, and December 31, 2021, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $46,576,000 and $51,542,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At September 30, 2022, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027 which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on September 30, 2022, and December 31, 2021, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and nine months ended September 30, 2022 and 2021, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months ended September 30, 2022 and 2021, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, stock awards and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2022	2021	2022	2021
$3,057	$2,723	$10,012	$8,069

The increase in stock-based compensation expense for the first nine months of 2022 compared to the same period a year ago was primarily attributable to the accelerated vesting of certain equity grants for the Company’s former Chief Executive Officer, who retired on April 25, 2022.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Stock options	$1,007	$2,229
Stock awards	8,209	4,971
SARs	6,403	4,828

The change in unrecognized compensation costs for stock options, stock awards and SARs primarily reflects the 2022 grants of:

Shares
Stock options	34,444
Stock awards (at target)	64,393
SARs	188,957

The unrecognized compensation costs at September 30, 2022, are expected to be recognized over weighted-average periods of 1.2 years for stock options, 1.8 years for stock awards and 1.9 years for SARs.

6.
INVENTORIES

The composition of inventories at September 30, 2022, and December 31, 2021, was as follows:

(In thousands)	September 30, 2022	December 31, 2021
Finished goods	$247,532	$184,010
Raw materials	150,070	121,528
Total inventories	$397,602	$305,538

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Lease Cost
Operating lease cost	$3,917	$11,968
Short-term lease cost	1,887	4,587
Variable lease cost	205	630
Total lease cost	$6,009	$17,185
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,903	$11,908
Right-of-use assets obtained in exchange for new operating lease liabilities	455	4,017

The following table outlines the maturities of lease liabilities as of September 30, 2022.

(In thousands)
Undiscounted Cash Flows:
2022 (excluding the nine months ended September 30, 2022)	$3,906
2023	13,468
2024	8,688
2025	6,299
2026	4,667
Subsequent to 2026	36,903
Total Undiscounted Cash Flows	$73,931
Less: Imputed interest	(10,947)
Present value	$62,984
Current operating lease liabilities (1)	12,971
Non-current operating lease liabilities	50,013
Total lease liabilities	$62,984
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 years
Weighted-average discount rate-operating leases	2.9%

As of September 30, 2022, the Company had railcars, equipment, and storage tank leases, valued at approximately $7,787,000 that had not commenced. These leases will commence between the fourth quarter of 2022 and the third quarter of 2023 with lease terms ranging 1 year to 10 years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2022, the Company estimated a range of possible environmental losses and legal losses of $33,285,000 to $56,954,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $33,285,000 at September 30, 2022 and $23,127,000 at December 31, 2021. This increase primarily reflects revised environmental remediation cost estimates for the Company's Maywood, New Jersey site due to U.S. Environmental Protection Agency (USEPA) work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal matters and environmental matters approximated $1,511,000 and $2,530,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2022:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the USEPA and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on November 12, 2004 by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site, which requires the Company to perform remedial cleanup of the soil and buried waste. The USEPA has not yet issued a ROD for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. As noted above, during the third quarter of 2022 the Company increased its accrual for environmental remediation costs at the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,451,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties and the Company believes it is probable that it will have exposure for this claim; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$1,235	$1,149	$3,704	$3,503
Expected return on plan assets	(2,201)	(2,590)	(6,602)	(7,761)
Amortization of net actuarial loss	577	1,045	1,731	3,333
Net periodic benefit cost (income)	$(389)	$(396)	$(1,167)	$(925)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$86	$90	$282	$269
Expected return on plan assets	(93)	(80)	(300)	(242)
Amortization of net actuarial loss	2	18	7	53
Net periodic benefit cost (income)	$(5)	$28	$(11)	$80

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $276,000 is expected to be paid related to the unfunded non-qualified plans in 2022. Of such amount, $224,000 had been paid related to the non-qualified plans as of September 30, 2022.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $505,000 to its defined benefit pension plan in 2022. Of such amount, $426,000 had been contributed to the plan as of September 30, 2022.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the nine months ended September 30, 2022 and 2021, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2021 and 2022, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retirement savings contributions	$1,897	$2,055	$6,042	$6,072
Profit sharing contributions	1,859	1,376	5,284	5,107
Total defined contribution plan expenses	$3,756	$3,431	$11,326	$11,179

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At September 30, 2022, the balance of the trust assets was $2,024,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$39,384	$36,920	$136,319	$120,809
Weighted-average number of common shares outstanding	22,753	22,898	22,813	22,941
Basic earnings per share	$1.73	$1.61	$5.98	$5.27

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$39,384	$36,920	$136,319	$120,809
Weighted-average number of shares outstanding	22,753	22,898	22,813	22,941
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	102	124	105	139
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	—	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	108	142	111	168
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	69	55	59	50
Weighted-average shares applicable to diluted earnings	23,034	23,219	23,089	23,299
Diluted earnings per share	$1.71	$1.59	$5.90	$5.19

(1)
336,727 and 346,044 options/SARs to acquire shares of Company common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2022, respectively. 207,598 and 69,199 options/SARs to acquire shares of Company common stock were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2021, respectively. Inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (AOCI) balance by component (net of income taxes) for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2021	$(110,367)	$(28,111)	$58	$(138,420)
Other comprehensive income before reclassifications	(19,331)	—	—	(19,331)
Amounts reclassified from AOCI	—	800	(2)	798
Net current-period other comprehensive income	(19,331)	800	(2)	(18,533)
Balance at September 30, 2021	$(129,698)	$(27,311)	$56	$(156,953)

Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)
Other comprehensive income before reclassifications	(30,002)	—	3,998	(26,004)
Amounts reclassified from AOCI	—	435	(2)	433
Net current-period other comprehensive income	(30,002)	435	3,996	(25,571)
Balance at September 30, 2022	$(191,537)	$(16,717)	$8,881	$(199,373)

Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(22,615)	—	—	(22,615)
Amounts reclassified from AOCI	—	2,550	(7)	2,543
Net current-period other comprehensive income	(22,615)	2,550	(7)	(20,072)
Balance at September 30, 2021	$(129,698)	$(27,311)	$56	$(156,953)

Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(56,269)	—	8,834	(47,435)
Amounts reclassified from AOCI	—	1,305	(7)	1,298
Net current-period other comprehensive income	(56,269)	1,305	8,827	(46,137)
Balance at September 30, 2022	$(191,537)	$(16,717)	$8,881	$(199,373)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2022 and 2021, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2022	2021	2022	2021
Amortization of defined benefit pension actuarial losses	$(579)	$(1,063)	$(1,738)	$(3,386)	(2)
	144	263	433	836	Tax benefit
	$(435)	$(800)	$(1,305)	$(2,550)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	7	7	Cost of sales
	2	2	7	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$7	$7	Net of tax
Total reclassifications for the period	$(433)	$(798)	$(1,298)	$(2,543)	Net of tax

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

12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2022 and 2021, were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Net Sales
Surfactants	$474,861	$387,734	$1,428,211	$1,142,672
Polymers	214,807	198,841	640,771	539,764
Specialty Products	29,517	16,113	77,112	53,503
Total	$719,185	$602,688	$2,146,094	$1,735,939

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2022 and 2021, are summarized below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Operating Income
Surfactants	$38,976	$34,452	$140,994	$133,558
Polymers	31,864	19,753	79,905	60,729
Specialty Products	9,685	2,442	23,246	12,052
Segment operating income	80,525	56,647	244,145	206,339
Business restructuring	(92)	(72)	(225)	(267)
Unallocated corporate expenses (1)	(25,774)	(16,362)	(48,275)	(55,288)
Consolidated operating income	54,659	40,213	195,645	150,784
Other Income (Expense)
Interest, net	(2,221)	(1,599)	(7,254)	(4,690)
Other, net	(1,980)	702	(8,999)	4,206
Income before provision for income taxes	$50,458	$39,316	$179,392	$150,300
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of September 30, 2022, the Company had $1,028,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $1,376,000 of revenue in the first nine months of 2022 from pre-existing contract liabilities at December 31, 2021. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On September 30, 2022, $9,249,000 was classified as long-term and $1,460,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract and no revenue has been recognized from this contract as of September 30, 2022.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2022 and 2021. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended September 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$272,557	$128,992	$24,370	$425,919
Europe	86,344	76,022	4,814	167,180
Latin America	98,313	1,081	333	99,727
Asia	17,647	8,712	—	26,359
Total	$474,861	$214,807	$29,517	$719,185

(In thousands)	For the Three Months Ended September 30, 2021
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$217,481	$104,055	$13,913	$335,449
Europe	73,199	82,872	1,986	158,057
Latin America	81,164	1,095	214	82,473
Asia	15,890	10,819	—	26,709
Total	$387,734	$198,841	$16,113	$602,688

(In thousands)	For the Nine Months Ended September 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$824,095	$357,303	$64,050	$1,245,448
Europe	269,952	251,229	12,067	533,248
Latin America	281,734	3,450	995	286,179
Asia	52,430	28,789	—	81,219
Total	$1,428,211	$640,771	$77,112	$2,146,094

(In thousands)	For the Nine Months Ended September 30, 2021
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$660,061	$270,524	$45,668	$976,253
Europe	209,632	233,625	6,904	450,161
Latin America	221,301	3,071	931	225,303
Asia	51,678	32,544	—	84,222
Total	$1,142,672	$539,764	$53,503	$1,735,939

14.
DEBT

At September 30, 2022 and December 31, 2021, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2022	December 31, 2021
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $197 and $230 for 2022 and 2021, respectively)	2022-2027	$71,232	$85,485
3.86% (net of unamortized debt issuance cost of $139 and $181 for 2022 and 2021, respectively)	2022-2025	42,718	56,962
4.86% (net of unamortized debt issuance cost of $40 and $69 for 2022 and 2021, respectively)	2022-2023	18,532	18,502
2.30% (net of unamortized debt issuance cost of $127 and $100 for 2022 and 2021, respectively)	2024-2028	49,873	49,900
2.37% (net of unamortized debt issuance cost of $133 and $108 for 2022 and 2021, respectively)	2024-2028	49,867	49,892
2.73% (net of unamortized debt issuance cost of $57 and $22 for 2022 and 2021, respectively)	2025-2031	99,943	99,978
2.83% (net of unamortized debt issuance cost of $41 and $0 for 2022 and 2021, respectively)	2026-2032	74,959	—
Revolving credit facility and term loan borrowing	2022-2027	155,000	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2022	2,796	2,861
Total debt		$564,920	$363,580
Less current maturities		98,154	40,718
Long-term debt		$466,766	$322,862

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

This credit agreement replaced the Company’s prior $350,000,000 revolving credit agreement. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2022, the Company had outstanding letters of credit totaling $6,772,000 and $155,000,000 of outstanding borrowings under the credit agreement, inclusive of a $100,000,000 delayed draw term loan. There was $288,228,000 available under the credit agreement as of September 30, 2022.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $223,686,000 and $468,095,000 at September 30, 2022 and December 31, 2021, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange gains (losses)	$(1,387)	$368	$(2,612)	$139
Investment income	114	230	508	725
Realized and unrealized gains (losses) on investments	(1,101)	(264)	(8,073)	2,497
Net periodic pension benefit income	394	368	1,178	845
Other, net	$(1,980)	$702	$(8,999)	$4,206

16.
BUSINESS RESTRUCTURING

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2022. As of September 30, 2022, $9,475,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,831,000 for other expenses, principally site decommissioning costs. The Company recognized $92,000 and $72,000 of decommissioning expenses in the third quarter of 2022 and 2021, respectively. The Company recognized $225,000 and $267,000 of decommissioning expenses in the first nine months of 2022 and 2021 respectively.

17.
ACQUISITIONS

2022 Acquisitions

PerformanX Acquisition

On September 23, 2022, the Company acquired the surfactants business and associated assets of PerformanX Specialty Chemicals, LLC. This acquisition enhanced the Company's specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company's Pasadena, Texas alkoxylation facility that is expected to start up in early 2024. The purchase price of the acquisition was $9,693,000 and was paid with cash on hand. This acquisition did not have a material effect on the Company's financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022. This acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The primary assets acquired were intangibles, mostly comprised of goodwill ($1,792,000), manufacturing know-how ($2,750,000), customer relationships ($3,250,000) and non-compete agreements ($10,000). The Company also acquired inventory ($982,000) and estimated working capital ($909,000). All of the acquired assets are included within the Company’s Surfactants segment. The purchase price allocation remains preliminary as of September 30, 2022 pending finalization of working capital and the fair value of intangibles. The average amortization period for the acquired identifiable intangibles assets has been estimated to be in the range of nine to ten years for manufacturing know-how, nine to 11 years for customer relationships and five years for non-compete agreements.

Pro forma financial information has not been included because reported revenues and earnings of the Company would not have been materially different had the acquisition date been January 1, 2021.

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

18.
GOODWILL IMPAIRMENT

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. During the second quarter of 2022 the Company completed its annual goodwill impairment testing and concluded that the goodwill related to its Philippines reporting unit was impaired. The Philippines reporting unit is part of the Company’s Surfactant segment. Goodwill impairment was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations. See the Critical Accounting Policies, Goodwill and Intangible Assets, disclosed in the Company’s 2021 Annual Report on Form 10-K for further details on how the Company computes market and income-based fair values. The Philippines impairment primarily resulted from lost market share at one major customer combined with higher unit overhead costs. The Company recorded a non-cash charge of $978,000 in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2022. The impairment charge equaled the entire balance of the Philippines’ goodwill.

The Company concluded that there was no goodwill impairment at any of its other reporting units based on its testing completed during the second quarter of 2022.

19.
NONCASH INVESTING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $44,833,000 and $29,154,000 that were unpaid at September 30, 2022 and 2021, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which improves the accounting for acquired revenue contracts with customers in a business combination by addressing current inconsistencies in the recognition of acquired contract liabilities as well as payment terms and their effect on subsequent revenue recognized by the acquirer. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) at fair value on the acquisition date. This amendment requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update are effective for fiscal years beginning after December 31, 2022 and should be applied prospectively. The Company is prepared to implement the guidance of ASU No. 2021-08 when it becomes effective and applicable.

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

These factors are not necessarily all of the important factors that could cause the Company’s actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of its forward-looking statements. Other unknown or unpredictable factors could also impact the Company’s results. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company does not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements.

The “Company,” “we,” “our” or “us” means Stepan Company and one or more of its subsidiaries only.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 66 percent of consolidated net sales for the first nine months of 2022, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

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
o
On September 23, 2022, the Company purchased PerformanX Specialty Chemicals, LLC's surfactant business and associated assets. Included in the transaction were intellectual property, customer relationships, inventory and working capital. This acquisition enhanced the Company's specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company's Pasadena, Texas alkoxylation investment that is scheduled to start up in early 2024. See Note 17, Acquisitions, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Polymers – Polymers, which accounted for 30 percent of consolidated net sales for the first nine months of 2022, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites (see the INVISTA acquisition discussion below). Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands (see the INVISTA acquisition discussion below) and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant. Recent significant events include:

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

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first nine months of 2022, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expenses)	$2.1	$1.5	$0.6	(1)
Realized/Unrealized Losses on Investments (Other, net)	(1.0)	(0.2)	(0.8)
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$1.2	$1.5	$(0.3)

	Income (Expense)
	For the Nine Months Ended September 30,
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expense)	$13.0	$(2.2)	$15.2	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(7.8)	2.4	(10.2)
Investment Income (Other, net)	0.5	0.7	(0.2)
Pretax Income Effect	$5.7	$0.9	$4.8
(1)
See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
(In millions)	2022	2021	Increase	(Decrease) Due to Foreign Translation
Net Sales	$719.2	$602.7	$116.5	$(35.7)
Gross Profit	118.5	91.9	26.6	(4.5)
Operating Income	54.7	40.2	14.5	(3.1)
Pretax Income	50.5	39.3	11.2	(3.1)

	For the Nine Months Ended September 30,
(In millions)	2022	2021	Increase	(Decrease) Due to Foreign Translation
Net Sales	$2,146.1	$1,735.9	$410.2	$(72.9)
Gross Profit	359.3	312.6	46.7	(9.7)
Operating Income	195.6	150.8	44.8	(6.7)
Pretax Income	179.4	150.3	29.1	(6.8)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021

Summary

Net income attributable to the Company in the third quarter of 2022 increased seven percent to $39.4 million, or $1.71 per diluted share, from $36.9 million, or $1.59 per diluted share, in the third quarter of 2021. Adjusted net income increased 27 percent to $46.3 million, or $2.01 per diluted share, from $36.4 million, or $1.57 per diluted share in the third quarter of 2021 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2022 compared to the third quarter of 2021. A detailed discussion of segment operating performance for the third quarter of 2022 compared to the third quarter of 2021 follows the summary.

Consolidated net sales increased $116.5 million, or 19 percent, from the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $201.6 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material and logistics costs as well as more favorable product and customer mix. Consolidated sales volume declined eight percent, which negatively impacted the change in net sales by $49.4 million. Sales volume in the Surfactant and Polymer segments decreased eight and 10 percent, respectively, while sales volume in the Specialty Products segment increased 10 percent. Foreign currency translation negatively impacted the year-over-year change in net sales by $35.7 million due to a stronger U.S. dollar against most currencies in foreign locations where the Company has operations.

Operating income in the third quarter of 2022 increased $14.4 million, or 36 percent, versus operating income in the third quarter of 2021. Polymer, Specialty Products and Surfactant operating income increased $12.1 million, $7.2 million, and $4.5 million, respectively, versus the third quarter of 2021. Corporate expenses, including business restructuring and deferred compensation expenses, increased $9.4 million year-over-year. Most of this increase was attributable to $9.9 million of higher environmental remediation reserve expenses in the current year quarter. This environmental reserve increase primarily reflects revised remediation cost estimates for the Company's Maywood, New Jersey site due to U.S. Environmental Protection Agency (USEPA) work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022. Higher deferred compensation income ($0.6 million) and lower consulting expenses, partially offset by higher incentive-based compensation expenses, positively impacted the year-over-year change in corporate expenses. Foreign currency translation had a $3.1 million negative impact on operating income in the third quarter of 2022 versus the prior year quarter.

Operating expenses (including deferred compensation and business restructuring) increased $12.1 million, or 23 percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $0.3 million, or two percent, between years.
•
Administrative expenses increased $11.0 million, or 48 percent, primarily due to the higher environmental remediation reserve ($9.9 million) and incentive-based compensation expenses, partially offset by lower consulting expenses.
•
Research, development and technical service (R&D) expenses increased $1.4 million, or nine percent, primarily due to higher incentive-based compensation expenses.
•
Deferred compensation was $2.1 million of income in the third quarter of 2022 versus $1.5 million of income in the prior year quarter. The $0.6 million increase in deferred compensation income was primarily due to a decrease in the value of mutual fund investment assets held for the plans. Also contributing to this increase was a $7.68 per share decrease in the market price of Company common stock in the third quarter of 2022 compared to a $7.33 per share decrease in the third quarter of 2021. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

•
Business restructuring expenses were $0.1 million in both the third quarter of 2022 and 2021. The restructuring costs in both years relate to ongoing decommissioning costs associated with the Company’s Canadian plant closure.

Net interest expense for the third quarter of 2022 increased $0.6 million, or 39 percent, versus the third quarter of 2021. This increase was primarily attributable to higher outstanding debt balances in 2022 versus 2021.

Other, net was $2.0 million of expense in the third quarter of 2022 versus $0.7 million of income in the third quarter of 2021. The Company recognized $1.0 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2022 compared to less than $0.1 million of investment losses in the third quarter of 2021. In addition, the Company reported $1.4 million of foreign exchange losses in the third quarter of 2022 versus $0.4 million of foreign exchange gains in the third quarter of 2021. The Company's net periodic pension income was flat between years.

The Company’s effective tax rate was 21.9 percent in the third quarter of 2022 compared to 6.1 percent in the third quarter of 2021. The increase was primarily attributable to: (a) a non-recurring favorable tax benefit recognized in the third quarter of 2021 related to the merger of the Company’s three Brazilian entities into a single entity; and (b) a small increase in state taxes due to an increase in global intangible low-taxed income (GILTI) and lower excess tax benefits related to stock-based compensation.

Segment Results

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2022	2021	Increase	Percent Change
Surfactants	$474,861	$387,734	$87,127	22
Polymers	214,807	198,841	15,966	8
Specialty Products	29,517	16,113	13,404	83
Total Net Sales	$719,185	$602,688	$116,497	19

(Dollars in thousands)	For the Three Months Ended September 30,
Operating Income	2022	2021	Increase (Decrease)	Percent Change
Surfactants	$38,976	$34,452	$4,524	13
Polymers	31,864	19,753	12,111	61
Specialty Products	9,685	2,442	7,243	297
Segment Operating Income	$80,525	$56,647	$23,878	42
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$27,905	$17,866	$10,039	56
Deferred Compensation Expense (Income)	(2,131)	(1,504)	(627)	42
Business Restructuring	92	72	20	28
Total Operating Income	$54,659	$40,213	$14,446	36

Surfactants

Surfactant net sales for the third quarter of 2022 increased $87.1 million, or 22 percent, versus net sales for the third quarter of 2021. Higher average selling prices positively impacted the change in net sales by $136.2 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs as well as improved product and customer mix. Foreign currency translation had a $19.3 million unfavorable impact on the year-over-year change in net sales. Sales volume declined eight percent and negatively impacted the change in net sales by $29.8 million. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2022	2021	Increase	Percent Change
North America	$272,557	$217,481	$55,076	25
Europe	86,344	73,199	13,145	18
Latin America	98,313	81,164	17,149	21
Asia	17,647	15,890	1,757	11
Total Surfactants Segment	$474,861	$387,734	$87,127	22

Net sales for North American operations increased $55.1 million, or 25 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $68.7 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs along with more favorable product and customer mix. Sales volume declined six percent between years and negatively impacted the change in net sales by $13.2 million. Lower sales volume into the consumer product end markets, principally commodity laundry products, accounted for most of the decline. The decline in commodity laundry products was primarily due to continued raw material availability issues and previously anticipated lost volume at one customer that chose to invest in internal production capabilities as part of the transition to low 1,4 dioxane products. Higher customer demand for products sold into the agricultural and oilfield end markets partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.4 million.

Net sales for European operations increased $13.1 million, or 18 percent, versus the prior year quarter. Higher average selling prices positively impacted the year-over-year change in net sales by $32.4 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Sales volume declined six percent and negatively impacted the change in net sales by $4.5 million. Lower sales volume into the laundry and cleaning end markets, mostly commodity laundry products, was partially offset by higher demand for products sold into the functional products and institutional cleaning end markets. Foreign currency translation negatively impacted the change in net sales by $14.8 million. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations increased $17.1 million, or 21 percent, primarily due to higher average selling prices which positively impacted the change in net sales by $28.2 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Sales volume declined 11 percent and negatively impacted the change in net sales by $8.9 million. The sales volume decline was primarily due to lower demand for commodity laundry products sold within the consumer products business partially offset by higher demand for products sold into the functional products end markets. A stronger U.S. dollar relative to all currencies within the region led to a $2.2 million unfavorable foreign currency translation effect.

Net sales for Asian operations increased $1.8 million, or 11 percent, versus the prior year quarter. Higher average selling prices positively impacted the change in net sales by $5.7 million. The higher average selling prices primarily reflect the pass-through of higher raw material costs. A 13 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $2.0 million and $1.9 million, respectively. The decline in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business, partially attributable to lost market share with one major customer, and lower demand from our distribution partners.

Surfactant operating income for the third quarter of 2022 increased $4.5 million, or 13 percent, versus operating income for the third quarter of 2021. Gross profit increased $6.7 million, or 11 percent, and operating expenses increased $2.2 million, or eight percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2022	2021	Increase (Decrease)	Percent Change
North America	$42,078	$36,112	$5,966	17
Europe	9,756	9,468	288	3
Latin America	14,013	12,074	1,939	16
Asia	1,916	3,369	(1,453)	-43
Surfactants Segment Gross Profit	$67,763	$61,023	$6,740	11
Operating Expenses	28,787	26,571	2,216	8
Surfactants Segment Operating Income	$38,976	$34,452	$4,524	13

Gross profit for North American operations increased $6.0 million, or 17 percent, versus the prior year primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $8.2 million and were mostly attributable to more favorable product and customer mix. A six percent decline in sales volume negatively impacted the year-over-year change in gross profit by $2.2 million. Gross profit was negatively impacted by ongoing supply chain challenges, inclusive of raw material constraints and inflationary pressures.

Gross profit for European operations increased $0.3 million, or three percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $2.5 million and were mostly attributable to more favorable product and customer mix. The unfavorable impact of foreign currency translation and a six percent decline in sales volume negatively impacted the change in gross profit by $1.6 million and $0.6 million, respectively.

Gross profit for Latin American operations increased $1.9 million, or 16 percent, primarily due to improved average unit margins. The higher average unit margins positively impacted the change in gross profit by $3.5 million and mostly reflect improved product and customer mix. An 11 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $1.3 million and $0.3 million, respectively.

Gross profit for Asia operations decreased $1.5 million, or 43 percent, from the prior year quarter primarily due to lower average unit margins. The lower average unit margins negatively impacted the change in gross profit by $1.1 million. A 13 percent decline in sales volume negatively impacted the change in gross profit by $0.4 million.

Operating expenses for the Surfactant segment increased $2.2 million, or eight percent, in the third quarter of 2022 versus the third quarter of 2021. This increase was mainly attributable to higher incentive-based compensation expenses in the third quarter of 2022.

Polymers

Polymer net sales for the third quarter of 2022 increased $16.0 million, or eight percent, versus net sales for the same period of 2021. Higher average selling prices positively impacted the change in net sales by $51.4 million. The higher average selling prices were mainly due to the pass through of higher raw material costs and margin recovery. A 10 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $19.8 million and $15.6 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2022	2021	Increase (Decrease)	Percent Change
North America	$128,992	$104,055	$24,937	24
Europe	76,022	82,872	(6,850)	-8
Asia and Other	9,793	11,914	(2,121)	-18
Total Polymers Segment	$214,807	$198,841	$15,966	8

Net sales for North American operations increased $24.9 million, or 24 percent, primarily due to higher average selling prices. Higher average selling prices positively impacted the change in net sales by $29.1 million. The higher average selling prices were mainly due to the pass-through of higher raw material costs and margin recovery. Sales volume declined four percent between years and had a $4.2 million unfavorable impact on the change in net sales. The decline in sales volume reflects lower demand within the phthalic anhydride and specialty polyols businesses.

Net sales for European operations decreased $6.9 million, or eight percent, year-over-year. The unfavorable impact of foreign currency translation and a 16 percent decrease in sales volume negatively impacted the change in net sales by $15.0 million and $13.6 million, respectively. A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect. The decline in sales volume reflects weakening construction demand due to the energy crisis in Europe and customer share loss. Higher average selling prices positively impacted the change in net sales by $21.7 million. The higher average selling prices were primarily due to pass-through of higher raw material costs.

Net sales for Asia and Other operations decreased $2.1 million, or 18 percent, primarily due to a 16 percent decline in sales volume and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in net sales by $1.9 million and $0.5 million, respectively. The decline in sales volume was primarily attributable to suppressed demand resulting from recent COVID lockdowns and restrictions in China. Higher average selling prices positively impacted the change in net sales by $0.3 million.

Polymer operating income in the third quarter of 2022 increased $12.1 million, or 61 percent, versus operating income in the third quarter of 2021. Gross profit increased $12.2 million, or 44 percent and operating expenses were flat between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2022	2021	Increase (Decrease)	Percent Change
North America	$27,407	$14,021	$13,386	95
Europe	11,799	12,511	(712)	-6
Asia and Other	693	1,212	(519)	-43
Polymers Segment Gross Profit	$39,899	$27,744	$12,155	44
Operating Expenses	8,035	7,991	44	1
Polymers Segment Operating Income	$31,864	$19,753	$12,111	61

Gross profit for North American operations increased $13.4 million primarily due to higher average unit margins. The higher unit margins positively impacted the year-over-year change in gross profit by $14.0 million. The higher unit margins reflect margin recovery and more favorable product and customer mix. Sales volume declined four percent and negatively impacted the change in gross profit by $0.6 million.

Gross profit for European operations decreased $0.7 million, or six percent, versus the third quarter of 2021. The decrease was primarily due to the unfavorable impact of foreign currency translation and a 16 percent decrease in sales volume. These two items negatively impacted the year-over-year change in gross profit by $2.2 million and $2.1 million respectively. Higher average unit margins positively impacted the change in gross profit by $3.6 million.

Gross profit for Asia and Other operations decreased $0.5 million, or 43 percent, due to lower average unit margins and a 16 percent decline in sales volume. These items negatively impacted the change in gross profit by $0.3 million and $0.2 million, respectively.

Operating expenses for the Polymers segment were flat between years.

Specialty Products

Specialty Products net sales for the third quarter of 2022 increased $13.4 million, or 83 percent, versus net sales for the third quarter of 2021. This increase reflects higher average selling prices and a 10 percent increase in sales volume. Gross profit and operating income increased $7.0 million and $7.2 million, respectively, year-over-year. The year-over-year improvements in gross profit and operating income were mostly attributable to improved margins and customer mix within the medium chain triglycerides (MCTs) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $9.4 million between quarters. Corporate expenses were $25.9 million in the third quarter of 2022 versus $16.4 million in the third quarter of 2021. This year-over-year increase was primarily attributable to $9.9 million of higher environmental reserve expenses, mostly related to revised remediation cost estimates associated with the Company's Maywood, New Jersey site. The Company anticipates that the majority of Maywood soil remediation would be completed over the next two to three years.

The $0.6 million increase in deferred compensation income was primarily driven by a decrease in the value of mutual fund investment assets held for the plans. Also contributing to this increase was a $7.68 per share decrease in the market price of Company common stock in the third quarter of 2022 compared to a $7.33 per share decrease in the third quarter of 2021. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended September 30, 2022 and 2021:

	2022		2021
	September 30	June 30	September 30	June 30
Company Common Stock Price	$93.67	$101.35	$112.94	$120.27

Nine Months Ended September 30, 2022 and 2021

Summary

Net income attributable to the Company in the first nine months of 2022 increased 13 percent to $136.3 million, or $5.90 per diluted share, from $120.8 million, or $5.19 per diluted share, in the first nine months of 2021. Adjusted net income increased 16 percent to $140.0 million, or $6.06 per diluted share, versus $121.0 million or $5.20 per diluted share, in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in the first nine months of 2022 compared to the first nine months of 2021. A detailed discussion of segment operating performance for the first nine months of 2022 compared to the first nine months of 2021 follows the summary.

Consolidated net sales increased $410.2 million, or 24 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $540.8 million. The increase in average selling prices was mainly attributable to the pass through of higher raw material and logistics costs as well as more favorable product and customer mix. Consolidated sales volume declined three percent and negatively impacted the year-over-year change in net sales by $57.7 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased four percent, two percent and three percent, respectively. Foreign currency translation negatively impacted the year-over-year change in net sales by $72.9 million due to a stronger U.S. dollar against the majority of currencies in foreign locations where the Company has operations.

Operating income for the first nine months of 2022 increased $44.9 million, or 30 percent, versus operating income for the first nine months of 2021. Polymer, Specialty Products and Surfactant operating income increased $19.2 million, $11.2 million, and $7.4 million, respectively. Corporate expenses, including business restructuring and deferred compensation expenses, decreased $7.1 million year-over-year. Most of this decrease was attributable to a $15.2 million decrease in deferred compensation expenses and lower acquisition-related expenses that were partially offset by $10.2 million of higher environmental remediation reserve expenses and higher incentive-based compensation expenses. Foreign currency translation had a $6.7 million negative impact on operating income in the first nine months of 2022 versus the first nine months of 2021.

Operating expenses (including deferred compensation, business restructuring, and goodwill impairment) increased $1.9 million, or one percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $1.6 million, or four percent, year-over-year mainly due to higher incentive-based compensation expenses, travel-related expenses and higher bad debt provision expenses related to higher global accounts receivable balances and the ongoing conflict in Ukraine.
•
Administrative expenses increased $10.1 million, or 14 percent, year-over-year primarily due to higher environmental remediation reserve expenses ($10.2 million) and higher incentive-based compensation expenses, partially offset by lower acquisition-related and consulting expenses.
•
R&D expenses increased $4.5 million, or 10 percent, year-over-year primarily due to higher salaries and incentive-based compensation expenses.
•
Deferred compensation expense decreased $15.2 million, year-over-year, primarily due to a decrease in the value of the mutual fund investment assets held for the plans and a $30.60 per share decrease in the market price of Company common stock in the first nine months of 2022 compared to a $6.38 per share decrease in the first nine months of 2021. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.
•
Business restructuring expenses were flat between years. The restructuring charges in both years relate to ongoing decommissioning costs associated with the Company’s Canadian plant closure.
•
Goodwill impairment expenses were $1.0 million in the first nine months of 2022 versus no impairment expense recognition in the prior year. See Note 18, Goodwill Impairment, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the first nine months of 2022 increased $2.6 million, or 55 percent, compared to net interest expense for the first nine months of 2021. This increase was primarily attributable to higher outstanding debt balances in the first nine months of 2022 versus the first nine months of 2021.

Other, net was $9.0 million of expense for the first nine months of 2022 compared to $4.2 million of income for the first nine months of 2021. The Company recognized $7.6 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2022 compared to $3.2 million of income in the first nine months of 2021. In addition, the Company reported foreign exchange losses of $2.6 million in the first nine months of 2022 versus $0.1 million of foreign exchange gains in the first nine months of 2021. The Company also reported $0.3 million of higher net periodic pension income in the first nine months of 2022 versus the first nine months of the prior year.

The Company’s effective tax rate was 24.0 percent in the first nine months of 2022 versus 19.6 percent in the first nine months of 2021. The year-over-year increase was primarily attributable to: (a) a non-recurring favorable tax benefit recognized in the third quarter of 2021 related to the merger of the Company’s three Brazilian entities into a single entity; and (b) a small increase in state taxes due to an increase in GILTI and lower excess tax benefits related to stock-based compensation.

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2022	2021	Increase	Percent Change
Surfactants	$1,428,211	$1,142,672	$285,539	25
Polymers	640,771	539,764	101,007	19
Specialty Products	77,112	53,503	23,609	44
Total Net Sales	$2,146,094	$1,735,939	$410,155	24

(In thousands)	For the Nine Months Ended September 30,
Operating Income	2022	2021	Increase (Decrease)	Percent Change
Surfactants	$140,994	$133,558	$7,436	6
Polymers	79,905	60,729	19,176	32
Specialty Products	23,246	12,052	11,194	93
Segment Operating Income	$244,145	$206,339	$37,806	18
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$61,313	$53,140	$8,173	15
Deferred Compensation Expense (Income)	(13,038)	2,148	(15,186)	NM
Business Restructuring	225	267	(42)
Total Operating Income	$195,645	$150,784	$44,861	30

Segment Results

Surfactants

Surfactant net sales for the first nine months of 2022 increased $285.5 million, or 25 percent, versus net sales for the first nine months of 2021. Higher average selling prices positively impacted the change in net sales by $365.7 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs as well as improved product and customer mix. Sales volume declined four percent and negatively impacted the change in net sales by $43.5 million. Foreign currency translation had a $36.7 million unfavorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2022	2021	Increase	Percent Change
North America	$824,095	$660,061	$164,034	25
Europe	269,952	209,632	60,320	29
Latin America	281,734	221,301	60,433	27
Asia	52,430	51,678	752	1
Total Surfactants Segment	$1,428,211	$1,142,672	$285,539	25

Net sales for North American operations increased $164.0 million, or 25 percent, year-over-year. Higher average selling prices favorably impacted the change in net sales by $175.6 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and logistics costs along with more favorable product and customer mix. A two percent decrease in sales volume negatively impacted the change in net sales by $10.8 million between years. The lower sales volume primarily reflects lower demand for products within the consumer products end markets, principally commodity laundry products, due to continued raw material availability issues and previously anticipated lost volume at one customer that chose to invest in internal production as part of the transition to low 1,4 dioxane products. This decline was partially offset by higher demand for products sold into the functional products end markets. Foreign currency translation negatively impacted the change in net sales by $0.8 million year-over-year.

Net sales for European operations increased $60.3 million, or 29 percent, year-over-year. Higher average selling prices positively impacted the year-over-year change in net sales by $93.7 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Foreign currency translation and a one percent decline in sales volume negatively impacted the year-over-year change in net sales by $31.7 million and $1.7 million, respectively. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect. The one percent decrease in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business partially offset by higher demand for products sold into the functional products and institutional cleaning end markets.

Net sales for Latin American operations increased $60.4 million, or 27 percent, primarily due to higher average selling prices that positively impacted the change in net sales by $76.0 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Sales volume declined seven percent and negatively impacted the change in net sales by $15.7 million. The sales volume decline was primarily due to lower demand for commodity laundry products within the consumer products business partially offset by higher demand for products sold into the functional products end markets. Foreign currency translation positively impacted the change in net sales by $0.1 million.

Net sales for Asian operations increased $0.8 million, or one percent, year-over-year. Higher average selling prices positively impacted the year-over-year change in net sales by $15.1 million and primarily reflected the pass-through of higher raw material costs. A 19 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $9.9 million and $4.4 million, respectively. The decline in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business, partially attributable to lost market share at one major customer, and lower demand from our distribution partners.

Surfactant operating income for the first nine months of 2022 increased $7.4 million, or six percent, versus operating income for the first nine months of 2021. Gross profit increased $14.0 million, or seven percent, and operating expenses increased $6.5 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2022	2021	Increase (Decrease)	Percent Change
North America	$142,434	$134,580	$7,854	6
Europe	34,535	29,209	5,326	18
Latin America	42,719	41,701	1,018	2
Asia	8,249	8,473	(224)	-3
Surfactants Segment Gross Profit	$227,937	$213,963	$13,974	7
Operating Expenses	86,943	80,405	6,538	8
Surfactants Segment Operating Income	$140,994	$133,558	$7,436	6

Gross profit for North American operations increased $7.9 million, or six percent, year-over-year. Higher average unit margins positively impacted the year-over-year change in gross profit by $10.1 million. The higher average unit margins were mostly attributable to more favorable product and customer mix that was partially offset by ongoing supply chain challenges and inflationary pressures. A two percent decline in sales volume negatively impacted the change in gross profit by $2.2 million.

Gross profit for European operations increased $5.3 million, or 18 percent year-over-year. Higher average unit margins positively impacted the year-over-year change in gross profit by $9.4 million. The higher average unit margins primarily reflect a more favorable product and customer mix. The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the year-over-year change in gross profit by $3.8 million and $0.3 million, respectively. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Gross profit for Latin American operations increased $1.0 million, or two percent, primarily due to improved average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $3.9 million. A seven percent decline in sales volume negatively impacted the change in gross profit by $3.0 million. Foreign currency translation had a slightly favorable $0.1 million impact on the year-over-year change in gross profit.

Gross profit for Asian operations decreased $0.2 million, or three percent. A 19 percent decline in sales volume negatively impacted the change in gross profit by $1.6 million. Higher average unit margins positively impacted the year-over-year change in gross profit by $1.4 million.

Operating expenses for the Surfactant segment increased $6.5 million, or eight percent, year-over-year. This increase was mainly attributable to higher incentive-based compensation and travel-related expenses, a goodwill impairment charge at the Company’s Philippines subsidiary and higher bad debt provision expense.

Polymers

Polymer net sales for the first nine months of 2022 increased $101.0 million, or 19 percent, versus net sales for the same period of 2021. Higher average selling prices favorably impacted the year-over-year change in net sales by $146.7 million. The higher average selling prices were mainly due to the pass through of higher raw material costs and margin recovery. The unfavorable impact of foreign currency translation and a two percent decrease in sales volume negatively impacted the year-over-year change in net sales by $34.6 million and $11.1 million, respectively. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2022	2021	Increase (Decrease)	Percent Change
North America	$357,303	$270,524	$86,779	32
Europe	251,229	233,625	17,604	8
Asia and Other	32,239	35,615	(3,376)	-9
Total Polymers Segment	$640,771	$539,764	$101,007	19

Net sales for North American operations increased $86.8 million, or 32 percent, primarily due to higher average selling prices that positively impacted the year-over-year change in net sales by $88.4 million. The higher average selling prices were mainly due to the pass-through of higher raw material costs and margin recovery. Sales volume declined one percent and negatively impacted the change in net sales by $1.6 million. Sales volume of polyols used in rigid foam applications increased three percent during the first nine months of 2022 but was more than offset by lower sales volume within the phthalic anhydride and specialty polyols businesses. Sales volume during the first nine months of 2022 was also impacted by a January 2022 power outage at the Company’s Elwood, Illinois (Millsdale) plant site that negatively impacted Polymer production. The production disruption resulted in the declaration of force majeure for select products. Production resumed in February 2022 and the force majeure was lifted in April 2022.

Net sales for European operations increased $17.6 million, or eight percent, year-over-year. Higher average selling prices favorably impacted the change in net sales by $55.3 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs. The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the change in net sales by $34.2 million and $3.5 million, respectively. A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect. The decline in sales volume reflects weakening construction demand due to the energy crisis in Europe and customer share loss.

Net sales for Asia and Other operations decreased $3.4 million, or nine percent, largely due to a 15 percent decline in sales volume which had a $5.4 million negative impact on the year-over-year change in net sales. The decline in sales volume was primarily attributable to suppressed demand resulting from recent COVID lockdowns and restrictions in China. Higher average selling prices positively impacted the year-over-year change in net sales by $2.4 million. The unfavorable impact of foreign currency translation had a $0.4 million negative impact on the change in net sales between years.

Polymer operating income for the first nine months of 2022 increased $19.2 million, or 32 percent, versus operating income for the first nine months 2021. Gross profit increased $20.6 million, or 25 percent, and operating expenses were up $1.5 million, or six percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2022	2021	Increase (Decrease)	Percent Change
North America	$61,474	$43,161	$18,313	42
Europe	40,119	36,821	3,298	9
Asia and Other	2,982	3,954	(972)	-25
Polymers Segment Gross Profit	$104,575	$83,936	$20,639	25
Operating Expenses	24,670	23,207	1,463	6
Polymers Segment Operating Income	$79,905	$60,729	$19,176	32

Gross profit for North American operations increased $18.3 million, or 42 percent, primarily due to higher average unit margins. The higher unit margins positively impacted the year-over-year change in gross profit by $18.6 million. The higher average unit margins reflect margin recovery and more favorable product and customer mix as higher rigid polyol sales volume offset lower phthalic anhydride sales volume. Sales volume declined one percent and negatively impacted the change in gross profit by $0.3 million.

Gross profit for European operations increased $3.3 million, or nine percent, primarily due to higher average unit margins that favorably impacted the change in gross profit by $9.0 million. The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the change in gross profit by $5.2 million and $0.5 million, respectively.

Gross profit for Asia and Other operations declined $1.0 million, or 25 percent, due to a 15 percent decline in sales volume and lower average unit margins. These items negatively impacted the year-over-year change in gross profit by $0.6 million and a $0.4 million, respectively.

Operating expenses for the Polymers segment increased $1.5 million, or six percent, year-over-year mainly due to higher incentive-based compensation and travel-related expenses.

Specialty Products

Specialty Products net sales for the first nine months of 2022 increased $23.6 million, or 44 percent, versus net sales for the first nine months of 2021. This increase reflects higher average selling prices that were partially offset by a three percent decline in sales volume. Gross profit and operating income increased by $10.8 and $11.2 million, respectively. The year-over-year improvements in gross profit and operating income were mostly attributable to improved margins and customer mix within the medium chain triglycerides (MCTs) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $7.1 million between years. Corporate expenses were $48.5 million in the first nine months of 2022 versus $55.6 million in the first nine months of 2021. This decrease was primarily attributable to $13.0 million of deferred compensation income recognized in the first nine months of 2022 versus $2.1 million of deferred compensation expense recognized in the first nine months of 2021. Partially offsetting this decrease was $10.2 million of higher environmental remediation reserve expenses recorded in the first nine months of 2022 versus the first nine months of 2021. The higher environmental expenses were primarily related to revised remediation cost estimates associated with the Company's Maywood, New Jersey site. Lower year-over-year acquisition-related and consulting expenses, partially offset by higher incentive-based compensation expenses, positively impacted the change in corporate expenses.

The $15.2 million decrease in deferred compensation expense was primarily due to a decrease in the value of mutual fund investment assets held for the plans. In addition, during the first nine months of 2022 the market price of the Company’s common stock decreased $30.62 per share versus a $6.38 per share decrease during the first nine months of 2021. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense for the nine months ended September 30, 2022 and 2021:

	2022	2021		2020
	September 30	December 31	September 30	December 31
Company Common Stock Price	$93.67	$124.29	$112.94	$119.32

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2022, operating activities were a cash source of $74.9 million versus a source of $21.4 million for the comparable period in 2021. For the first nine months of 2022, investing cash outflows totaled $211.9 million versus cash outflows of $306.0 million in the prior year period. Financing activities were a source of $154.6 million versus a source of $43.0 million in the prior year period.

Cash and cash equivalents increased $6.5 million compared to December 31, 2021, inclusive of an $11.1 million unfavorable foreign exchange rate impact. On September 30, 2022, the Company’s cash and cash equivalents totaled $165.7 million. Cash in U.S. demand deposit accounts and certificates of deposit totaled $45.6 million and cash in U.S. money market funds totaled $17.6 million. The Company’s non-U.S. subsidiaries held $102.5 million of cash as of September 30, 2022.

Operating Activity

Net income during the first nine months of 2022 increased $15.5 million versus the comparable period in 2021. Working capital was a cash use of $145.0 million during the first nine months of 2022 versus a use of $121.7 million in the comparable period in 2021.

Accounts receivable were a use of $82.5 million during the first nine months of 2022 compared to a use of $96.8 million for the comparable period of 2021. Inventories were a use of $100.1 million in 2022 versus a use of $63.8 million in 2021. Accounts payable and accrued liabilities were a source of $42.6 million in 2022 compared to a source of $39.2 million for the same period in 2021.

Working capital requirements were higher in the first nine months of 2022 compared to 2021 primarily due to the changes noted above. The major driver of the increase in working capital was inventories due to both higher quantities and raw material costs. The higher quantities partially reflect inventory builds in advance of the Company's planned maintenance activity at its North American phthalic anhydride plant during the fourth quarter of 2022. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2022.

Investing Activity

Cash used for investing activities decreased $94.2 million year-over-year. This decrease primarily reflects the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets for $183.7 million, net of cash received, during the first nine months in 2021. Partially offsetting the above, cash used for capital expenditures was $205.3 million in the first nine months of 2022 versus $119.5 million in 2021. The higher capital spending in 2022 is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site and equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States.

For 2022, the Company estimates that total capital expenditures will be in the range of $330.0 million to $350.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet future regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a source of $154.6 million in 2022 versus a source of $43.0 million in 2021. The year-over-year change is primarily due to a higher level of borrowing from the Company’s revolving credit facility and a $100.0 million delayed draw term loan during the first nine months of 2022 versus the same period in 2021.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the nine months ended September 30, 2022, the Company purchased 222,720 shares of its common stock on the open market at a total cost of $22.3 million. At September 30, 2022, the Company had $127.7 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $363.6 million on December 31, 2021 to $564.9 million on September 30, 2022, primarily due to higher domestic debt, which includes borrowings from the Company’s revolving credit agreement and new private placement notes issued during the first quarter of 2022. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $194.8 million, from $204.4 million at December 31, 2021 to $399.2 million at September 30, 2022. This change was due to a debt increase of $201.3 million partially offset by a cash increase of $6.5 million. The cash increase primarily reflects the new debt borrowings and cash from operations, largely offset by scheduled debt repayments, capital expenditures, dividends, share repurchases and the previously announced third quarter 2022 acquisition of the PerformanX Specialty Chemicals surfactant business.

As of September 30, 2022, the ratio of net debt to net debt plus shareholders’ equity was 26.1 percent versus 16.0 percent at December 31, 2021 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On September 30, 2022, the Company’s debt included $407.1 million of unsecured notes, with maturities ranging from 2022 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, a $100.0 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $55.0 million of short term loans borrowed under its revolving credit facility and $2.8 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

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

On June 24, 2022, the Company entered into a credit agreement with a syndicate of banks. The credit agreement provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. This credit agreement replaced the Company’s prior $350.0 million revolving credit agreement. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of September 30, 2022, the Company had outstanding loans totaling $155.0 million, inclusive of a $100.0 million delayed draw term loan, and letters of credit totaling $6.8 million under the credit agreement, with $288.2 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At September 30, 2022, the Company’s foreign subsidiaries had $2.8 million of outstanding debt.

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

The Company believes it was in compliance with all of its debt covenants as of September 30, 2022.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2022 and 2021, the Company’s expenditures for capital projects related to the environment were $8.5 million and $8.8 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $26.8 million and $24.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $33.3 million to $57.0 million at September 30, 2022 and $23.1 million to $41.7 million at December 31, 2021. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $33.3 million at September 30, 2022 and $23.1 million at December 31, 2021. This increase primarily reflects revised environmental cost estimates for the Company's Maywood, New Jersey site due to USEPA work plan approvals and the receipt of third party contractor bids during the third quarter of 2022. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $1.5 million for the nine months ended September 30, 2022, compared to $2.5 million for the same period in 2021.

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

OUTLOOK

Management believes that its Surfactant, Polymer and Specialty Products segments should all deliver full year earnings growth versus the prior year. Management believes that Surfactant products sold into the functional products and industrial cleaning end markets should deliver full year volume growth versus 2021. Despite short-term volatility and challenges, management believes the long-term outlook for rigid polyols will remain attractive as energy conservation efforts and more stringent building codes are expected to continue. Management anticipates higher incremental expenses, primarily related to planned maintenance activity at the Company's North American phthalic anhydride plant and low 1,4 dioxane transition costs, during the fourth quarter of 2022. Looking forward to the next few quarters, management believes the Company will be challenged by slowing global economic growth, weakening consumer and construction demand, continued inflationary pressures and a stronger U.S. dollar.

CRITICAL ACCOUNTING POLICIES

The Company no longer considers the prior year (a) Business Combinations and (b) Goodwill and Intangible Assets accounting policies as continuing to be critical during the first nine months of 2022 because the Company has made no material acquisitions in 2022. Other than these items there have been no material changes to the critical accounting policies disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

	Three Months Ended
(In millions, except per share amounts)	September 30, 2022		September 30, 2021
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$39.4	$1.71	$36.9	$1.59
		$-
Deferred Compensation (Income) Expense (including related investment activity)	(1.2)	(0.05)	(1.5)	(0.06)
Business Restructuring	0.1	—	0.1	—
Cash Settled Stock Appreciation Rights	(0.2)	(0.01)	(0.2)	(0.01)
Remediation Expense	10.4	0.45	0.9	0.04
Cumulative Tax Effect on Above Adjustment Items	(2.2)	(0.09)	0.2	0.01
Adjusted Net Income	$46.3	$2.01	$36.4	$1.57

	Nine Months Ended
(In millions, except per share amounts)	September 30, 2022		September 30, 2021
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$136.3	$5.90	$120.8	$5.19
		$-
Deferred Compensation (Income) Expense (including related investment activity)	(5.7)	(0.25)	(0.9)	(0.04)
Business Restructuring	0.2	0.01	0.3	0.01
Cash Settled Stock Appreciation Rights	(0.6)	(0.03)	—	—
Remediation Expense	11.0	0.48	0.90	0.04
Cumulative Tax Effect on Above Adjustment Items	(1.2)	(0.05)	(0.1)	—
Adjusted Net Income	$140.00	$6.06	$121.0	$5.20

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2022	December 31, 2021
Current Maturities of Long-Term Debt as Reported	$98.1	$40.7
Long-Term Debt as Reported	466.8	322.9
Total Debt as Reported	564.9	363.6
Less Cash and Cash Equivalents as Reported	(165.7)	(159.2)
Net Debt	$399.2	$204.4
Equity	$1,130.2	$1,074.2
Net Debt plus Equity	$1,529.4	$1,278.6
Net Debt/(Net Debt plus Equity)	26%	16%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2021 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2022, the Attorney General of the State of Illinois filed a complaint in the Twelfth Judicial Circuit Court of Illinois alleging violations of the Illinois Environmental Protection Act and certain related regulations. The claims alleged violations of certain statutes, regulations and permit provisions related to the regulation of air emissions. The Company and the Illinois Attorney General agreed to settle the lawsuit and the court approved the settlement on October 12, 2022. Pursuant to the settlement agreement the Company paid a fine of $360,725.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2021 Annual Report on Form 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2021 Annual Report on Form 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the third quarter of 2022:

Month	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 2022	31	(2)		$114.91	—		$133,023,666
August 2022	484	(2)		$110.96	—		$133,023,666
September 2022	54,823	(3)	(4)	$96.40	54,780	(4)	$127,743,023

Total	55,338			$96.54	54,780		$127,743,023

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
(2)
Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights.
(3)
Includes 43 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights
(4)
Includes 54,780 shares of Company common stock purchased on the open market.

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

Date: November 3, 2022

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer