Form 10-K
period 2022-12-31
STEPAN CO
filed 2023-02-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Aggregate market value at June 30, 2022, of voting and non-voting common stock held by nonaffiliates of the registrant: $2,118,373,207*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2023:

Class	Outstanding at January 31, 2023
Common Stock, $1 par value	22,240,034

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders expected to be held April 25, 2023.

* Based on reported ownership by all directors and executive officers at June 30, 2022.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2022

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

In this Annual Report on Form 10-K, "Stepan," the “Company,” “we,” “our” or “us” refers Stepan Company and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires. Our fiscal year ends on December 31, and references to "fiscal" when used in reference to any twelve-month period ended December 31 refer to our fiscal years ended December 31. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

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

Competitive Conditions

The Company does not sell directly to the retail market but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price, technical assistance and ability to meet the specific needs of individual customers. These factors allow the Company to compete on bases other than price alone, reducing the extent of competition compared to that experienced in the sales of commodity chemicals having identical performance characteristics. The Company is one of the leading merchant producers of surfactants in the world. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacturing of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. In January 2020 and January 2022, the Company’s Elwood, Illinois (Millsdale) facility suffered power outages that caused temporary shutdowns and further related operational issues. The Company’s operations have not experienced any other plant shutdowns or material adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure or severe weather conditions.

The principal raw materials used by the Company are petroleum or plant based. For 2023, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

Compliance with Government Regulations

We operate in a number of jurisdictions and are subject to numerous international, federal, state and local laws and regulations covering a wide variety of subject matters. We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include, without limitation, laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Toxic Substances Control Act (TSCA), the Resource Conservation and Recovery Act (RCRA) and Registration, Evaluation, Authorization and Restriction of

Chemicals (REACH), among others. Some of our operations are required to hold environmental permits and licenses to be compliant and certain of our services businesses are also impacted by these laws.

Compliance with applicable foreign, federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, involved capital expenditures by the Company of $11.8 million during 2022. These expenditures represented approximately four percent of the Company’s total 2022 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $37.2 million in 2022. In addition, in response to recent regulations limiting the amount of 1,4 dioxane in certain consumer products, the Company has made capital expenditures to modify its manufacturing process to reduce 1,4 dioxane content in ethoxylated surfactants. These 1,4 dioxane-related capital investments position the Company to continue serving existing customers and pursue new market opportunities. Compliance with regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Human Capital Resources

At December 31, 2022 and 2021, the Company employed 2,453 and 2,439 persons, respectively. We view our employees as essential to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier and more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

Safety for all employees, our business partners, and the communities in which we operate continues to be a top priority. We have a long-standing focus on safety and responsible chemicals management, as well as a commitment to the environmental, health, safety and security performance initiative of the American Chemistry Council (ACC), a U.S.-based chemical industry association. As part of this focus and commitment, the Company invests in behavior-based and risk-based safety programs for its global workforce. The goal of these programs is to help establish habits and behaviors that promote safety awareness, thinking, and responsiveness. All Company facilities are ISO 9001:2015 certified, and the Company conforms to the ACC Responsible Care Management System at its U.S. sites. In addition, facilities outside the United States are encouraged to participate in their country-specific Responsible Care® program equivalents. Special recognition is given annually to the Company’s facilities that have demonstrated safety achievements. The President’s Safety Award is given to sites that meet specific criteria for recordable incidents and injuries, as well as other safety and compliance requirements, over the course of the year.

We depend on our highly skilled workforce to reach our business goals, and through a robust commitment to promote safety and well-being, enable professional development, and provide competitive benefits, the Company aims to attract and retain top talent. We value the fact that we have a diverse, inclusive, and engaged community of workers, and our goal is to create workplace environments built on respect, safety, strong teamwork, and high competency. Employee feedback is regularly solicited on workplace practices and culture. Results from these surveys are used at the corporate and site levels to define needs and develop improvement plans. Across our operations, employees are encouraged and supported in developing the technical and leadership skills they need to excel at their work and to advance in their roles. The Company provides an array of opportunities, including our Emerging Leaders Program, Leadership Development Program, technical training and certifications, language training, and educational assistance. Developing our talent pipeline and retaining our skilled labor force is a key focus, and our objective is to support employees’ progress toward their professional goals through opportunities within the Company. Employees receive comprehensive and competitive benefits packages aimed at attracting top talent and supporting needs for work-life balance. Employees are rewarded for their positive contributions to company success with Pay-for-Performance incentives, profit sharing and an employee stock ownership plan.

Acquisitions and Dispositions

See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the Company’s acquisition activities.

Website

The Company’s website address is www.stepan.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission

(the SEC). The Company routinely posts important information for investors on its website in the "Investors" section and may use its website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD. Investors should monitor the Investors section of the Company’s website, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

The website also makes available the Company’s sustainability report, code of conduct, corporate governance guidelines and the charters for the audit, human capital and compensation, compliance and nominating and corporate governance committees of the Company's Board of Directors.

The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K, or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

Information About our Executive Officers

The Company’s executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until their respective successors are duly qualified and elected.

The executive officers of the Company, their ages and certain other information as of February 28, 2023, are as follows:

Name	Age	Title	Year First Elected Officer
Scott R. Behrens	53	President and Chief Executive Officer	2014
Arthur W. Mergner	59	Executive Vice President, Supply Chain	2014
Sean T. Moriarty	53	Vice President and General Manager –Surfactants	2017
Luis E. Rojo	50	Vice President and Chief Financial Officer	2018
Janet A. Catlett	46	Vice President and Chief Human Resources Officer	2018
Jason S. Keiper	49	Vice President and Chief Technology and Sustainability Officer	2019
David G. Kabbes	60	Vice President, General Counsel and Secretary	2019
Richard F. Stepan	46	Vice President and General Manager –Polymers	2021

Scott R. Behrens has served the Company as President and Chief Executive Officer since April 2022. From January 2021 through April 2022, he served as President and Chief Operating Officer and from September 2014 through December 2020, he served as Vice President and General Manager – Surfactants of the Company.

Arthur W. Mergner has served the Company as Executive Vice President, Supply Chain since January 2021. From August 2017 through December 2020, he served as Vice President, Supply Chain of the Company.

Sean T. Moriarty has served the Company as Vice President and General Manager – Surfactants since January 2021. From September 2017 through December 2020, he served as Vice President and General Manager – Polymers of the Company.

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

Item 1A. Risk Factors

The following discussion identifies the most significant factors that may materially and adversely affect the Company’s business, financial position, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from past results or those results currently expected or desired. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (included in Item 7 of this Form 10-K) and the Company’s consolidated financial statements and related notes (included in Item 8 of this Form 10-K).

Business and Operations Risks

Chemical manufacturing is inherently hazardous and may result in accidents or may require planned or unplanned production slowdowns or shutdowns, which may disrupt our operations or expose us to significant losses or liabilities that may have a material impact on our business, financial position, results of operations and cash flows.

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, pandemic, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. For example, in 2020 we experienced a temporary facility closure in response to government mandates in one jurisdiction in which we operate due to the COVID-19 pandemic. During 2021 and 2022 at certain times we also experienced reduced staffing and reduced production capacity at facilities due to the impact of the COVID-19 pandemic on our employees. In addition, in January 2020 and 2022, unplanned weather-related production disruptions at the Company’s Elwood, Illinois (Millsdale) facility impacted Polymer operations. Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers and customers may use and/or generate hazardous materials, and we may be required to indemnify our suppliers, customers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property, damages to public health and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third parties. Furthermore, the Company is subject to present claims, and may be subject to future claims, with respect to workplace exposure, contractor exposure to toxic or hazardous substances on the Company’s premises as well as other persons located nearby, workers' compensation and other matters.

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

The volatility of raw material, natural gas and electricity costs, as well as any disruption in their supply, may result in increased costs and materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials can be subject to periods of rapid and significant instability. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, regulatory developments with respect to and restrictions on the transport of raw materials (some of which may be viewed as hazardous), currency exchange rates, political instability or terrorist attacks, all of which are beyond the Company’s control. For example, in 2021 and 2022, supply chain disruptions and inflationary pressures increased raw material prices for the Company. The Company may not be able to pass increased raw material or energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. In addition, the Company’s suppliers are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. Certain of our suppliers’ facilities are located in areas where unplanned disruptions are more likely. In the event of supply disruptions, raw materials may not be available to the Company in amounts sufficient to meet our requirements, and alternative raw materials may not be available, may cost substantially more or may take a significant amount of time for the Company to qualify. For example, in 2021, severe weather in Texas and the U.S. Gulf Coast caused production disruptions for several of the Company’s suppliers, which resulted in feedstock issues for the Company’s Surfactants segment. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, or manage any interruption to the supply of raw materials or energy, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies heavily on third-party transportation to deliver raw materials to Company manufacturing facilities and ship products to Company customers. Disruptions in transportation or significant changes in transportation costs have affected and could continue to affect the Company’s business, financial position, results of operations and cash flows.

The Company relies heavily on railroads, ships, and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished products to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, technological problems, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation regulations. If the Company, its suppliers or third-party transportation operators experience transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished product, which could result in a material adverse effect on Company revenues, costs and operating results. For example, during 2021, transportation disruptions due to driver shortages and increased costs negatively impacted results of operations in our Surfactants and Polymers segments.

Conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect the Company’s business.

Conflicts, military actions and terrorist attacks have precipitated economic instability, turmoil in financial markets and disruptions in the price and supply of raw materials and energy. The uncertainty and economic or operational disruptions resulting from hostilities, military action or acts of terrorism may impact the Company’s facilities and operations or those of its suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts the Company or any of its suppliers or customers, or any resulting economic or operational instability resulting from such conflict, military action or terrorist attack, could have a material adverse effect on the Company’s business, results of operations, financial position and cash flows. For example, Russia’s invasion of Ukraine in February 2022 resulted in higher energy prices and concerns regarding the supply of natural gas to countries in Europe. Higher energy costs and reduced availability of natural gas in European countries could materially and adversely affect the operations and results of operations of the Company or its suppliers and customers.

Cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects could adversely affect the Company’s business, financial position, results of operations and cash flows.

From time to time, the Company initiates expansion and other significant capital projects. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third-party service providers, civil unrest and labor disputes. For example, in 2022 the Company disclosed that supply chain disruptions and labor shortages had delayed the expected startup of its

Pasadena, Texas facility from the fourth quarter of 2023 to the first half of 2024, and that cost inflation had increased the expected cost of the project. Significant cost overruns or delays in completing a capital project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company misjudges its future capacity needs, this too could materially and adversely impact its business, financial position, results of operations and cash flows.

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. 1,4 dioxane is generated as a by-product during the manufacture of certain of the Company’s surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, permits no more than 2 ppm, 1 ppm or 10 ppm of the chemical in cleaning, personal care and cosmetics products, respectively. California and New Jersey are also considering regulating 1,4 dioxane. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products to comply with New York’s regulations. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We are currently making investments to modify our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulation prototypes that contain low/no dioxane surfactants currently offered by the Company.

It is imperative that the Company continue to develop new products to replace the sales of products that mature and decline in use, though the Company may not be successful in achieving its growth expectations from developing new products. Moreover, the Company cannot be certain that the costs it incurs investing in new product and technology development will result in an increase in revenues or profits commensurate with its investment, and the introduction of any new products may be disrupted or delayed by manufacturing or other technical difficulties. The Company’s business, financial position, results of operations and cash flows could be materially and adversely affected if the Company is unable to successfully manage the maturation of existing products and the timely and successful development and introduction of new products.

To the extent the Company seeks acquisition opportunities, it may not be able to make acquisitions of suitable candidates or integrate acquisitions successfully.

In recent years, the Company’s business strategy has included acquisitions to expand into new markets and to enhance its position in its existing markets. To the extent it seeks to do so in the future it may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing needed to consummate those acquisitions, complete proposed acquisitions or successfully integrate acquired businesses into its existing operations. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or otherwise prove beneficial to the Company.

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

The Company faces significant competition from numerous global companies as well as national, regional and local companies in the markets it serves. Many of the Company’s competitors have access to greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of the Company’s competitors have their own raw material resources and may be able to produce products more economically. In addition, some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics, which may result at times in the Company losing business with these customers in volumes that could adversely affect the Company’s profitability. For example, in 2022, the Company lost sales volume from one customer that invested in internal production capabilities for low-1,4 Dioxane products.

To maximize profitability levels, the Company must, among other things, maintain the service levels, product quality and performance and competitive pricing necessary to retain existing customers and attract new customers as well as continue to develop and introduce new products. The Company’s inability to do so could place it at a competitive disadvantage relative to its competitors, and if the Company cannot successfully compete in the marketplace, its business, financial position, results of operations and cash flows may be materially and adversely affected.

We are affected by general economic conditions and downturns in certain industries, in some cases driven by consumer preferences, and general economic downturns may have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

General economic conditions and macroeconomic trends could adversely affect users of some end products that are manufactured using the Company’s products and the industries in which such end products are used. During economic downturns or other period of uncertainty, these users may reduce their volume of purchases of such end products or may purchase alternative products, which would reduce demand for the Company’s products. For example, in 2021 and 2022, construction project delays and cancellations related to the impacts of the COVID-19 pandemic and uncertain general economic conditions, including supply chain issues, reduced demand for the Company’s rigid polyol products. In addition, increasing concern among consumers, public health professionals and government agencies about environmental, health or wellness issues could lead some of the Company’s customers to limit the use of certain of our products or result in harm to the Company’s reputation. Reduced demand from the primary end markets for the Company’s products, such as the consumer products industry, could adversely affect the Company and demand for our products. Additionally, uncertain conditions in the financial markets pose a risk to the overall economy that may impact consumer demand for such end products and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale, which would result in increased credit risk and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

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

The Company’s patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services, and there can be no assurance that the resources the Company invests to protect its intellectual property will be sufficient or that the Company’s intellectual property portfolio will adequately deter misappropriation or improper use of its technology. The Company could also face competition in some countries where it has not invested in an intellectual property portfolio, or where intellectual property rights are more difficult to obtain and/or assert. In addition, the Company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If the Company is found to infringe any third-party rights, it could be required to pay substantial damages or it could be enjoined from offering some of its products and services. Also, there can be no assurances that the Company will be able to obtain or renew from third parties the licenses it may need in the future on reasonable terms or at all. If the Company is unable to protect or maintain its intellectual property rights, the Company’s business, financial position, results of operations and cash flows may be materially and adversely affected.

Regulatory and Legal Risks

The Company is subject to a variety of environmental, health and safety and product registration laws dealing with the production and sale of chemicals that could require us to incur additional costs or to reformulate or discontinue certain of our products, or expose us to liability or enforcement actions.

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the production and marketing of chemical substances and the discharge, use, handling, transport, storage and disposal of hazardous materials into the air, soil and water. In the United States, these laws and regulations include, but are not limited to, the U.S. Toxic Substances Control Act (TSCA), the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Occupational Safety and Health Act and state and local laws, such as California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Analogous laws outside the United States apply to us in many jurisdictions, including, among others, the Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulations in the European Union and the United Kingdom and Biocidal Products Regulations in the European Union and the United Kingdom. Compliance with these environmental, health and safety laws and regulations is a major consideration for the Company, and to comply with some of these laws, we may need to alter our product lines or implement different or more costly manufacturing processes (including the installation of pollution control equipment), which could lead to a material adverse effect on our results of operations. In addition, the transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions. These regulations may restrict or prohibit transport of these raw materials, resulting in these raw materials not being available to the Company in quantities desired by the Company or at costs attractive to the Company, which may restrict or substantially limit the Company’s manufacturing operations.

The REACH regulations are registration systems that impose obligations on manufacturers and importers of chemicals and other products into the European Union and United Kingdom to compile and file reports and testing data on, and perform safety assessments for, certain chemical substances. Any new substances introduced to the EU or UK markets in the future must be registered. The costs associated with the Company’s compliance with these registrations have been substantial and are expected to increase as product sales increase because higher tonnage bands have higher annual registration fees and require more testing to support the registration. Moreover, if a registration in the future is not submitted by any applicable deadline, our ability to sell those products may be negatively impacted until the registration process has been completed. In addition, the European Chemical Agency is evaluating existing chemical registrations and may require additional testing and data collection. Chemicals may be assessed and removed from EU commerce entirely, potentially requiring the Company to discontinue certain product lines and to reformulate others, which could materially alter the Company’s marketplace position or otherwise have a material financial effect on its revenues and expenses. Regulators in other countries are also implementing chemical registration regulations similar to the REACH regulations.

Furthermore, some of the laws and regulations applicable to us have changed in recent years to impose new obligations or increasing compliance costs that could also force us to reformulate or discontinue certain of our products. For example, the European Union is now requiring a review of existing active biocide substances, and based on this review, the European Commission or an individual member state may decide not to authorize the product for continued sale. As another example, TSCA now mandates that the USEPA must designate “high priority” chemicals and perform a risk evaluation, which could result in a finding of “unreasonable risk” and a decision to promulgate new regulations to address such risk. As a result of such regulations, our ability to sell certain products may be curtailed and customers may avoid purchasing some products in favor of less regulated, less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. In this regard, the nature, stringency and timing of any future regulations or changes in regulations are uncertain.

In addition, increasingly stringent regulation of human exposure to ethylene oxide by regulatory authorities in the United States could require material expenditures or changes in our manufacturing operations. The Company uses ethylene oxide at its Winder, Georgia and Elwood, Illinois (Millsdale) facilities and expects to use ethylene oxide at its Pasadena, Texas facility. The Company uses ethylene oxide in a closed loop process to manufacture surfactants that are used in products such as laundry detergents. The Company does not manufacture ethylene oxide, nor does it use ethylene oxide as a fumigant. Ethylene oxide is listed as a hazardous air pollutant under the Clean Air Act, as amended, emissions of which are regulated by the USEPA and other regulatory authorities. In 2020, Georgia adopted a law requiring any spill or release of ethylene oxide that occurs outside of normal operations to be reported to the state within 24 hours. Georgia and Illinois legislators have proposed legislation that would impose additional restrictions on the use of ethylene oxide. The USEPA is considering new standards for ethylene oxide emissions. While our production facilities have not yet been materially affected by changes in ethylene oxide regulation, any additional regulatory restrictions on the use or emission of ethylene oxide by facilities could impair our ability to manufacturer certain products in affected locations, including at our Winder, Georgia and Elwood, Illinois (Millsdale) and Pasadena, Texas facilities.

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

Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in material compliance with all of those requirements. If the Company has failed to comply or fails to comply in the future with any of these laws and regulations, including permitting and licensing requirements, it may be liable for damages and the costs of remedial actions in excess of the Company’s recorded liabilities, and may also be subject to fines, injunctions or criminal sanctions or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations. Any such revocation, modification or non-renewal may require the Company to cease or limit the manufacture and sale of its products at one or more of the Company’s facilities, which may limit or prevent the Company’s ability to meet product demand or build new facilities and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all or a portion of the Company’s indebtedness.

In addition to the costs of complying with environmental, health and safety laws and regulations, the Company has incurred, and may incur in the future, costs defending against environmental litigation and/or investigations brought by government agencies and private parties, including administrative proceedings. The Company is, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury or property damage. A significant judgment or settlement against the Company, to the extent not covered by existing insurance policies, could have a material adverse effect on its business, financial position, results of operations and cash flows. Although the Company has insurance policies that may cover some of these potential losses, there is always uncertainty as to whether such insurance may be sufficient to cover such losses or available at all to the Company based on case-specific factors and the specific provisions of the Company’s insurance policies.

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

Various liability claims could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, product recall, toxic tort and environmental, among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents, customers and other parties with whom it has a business relationship, directly or indirectly. Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be made by individual persons, groups of persons, or groups of plaintiffs in a class action. Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources. Any claim brought against the Company could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company’s failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact its reputation and results of operations.

Doing business on a worldwide basis requires the Company to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act 2010 (the Bribery Act), as well as the laws of the countries where the Company does business. These laws and regulations can apply to companies and individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA, the Bribery Act and similar laws prohibit, among other things, the Company and its officers, directors, employees and business partners, including joint venture partners and agents acting on the Company’s behalf, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Part of the Company’s business may involve dealings with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the Bribery Act. The Company is also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring Company personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. The Company’s global operations, including in countries with high levels of perceived corruption, expose it to the risk of violating, or being accused of violating, anti-corruption laws. Any failure on the part of the Company to successfully comply with these laws and regulations may expose the Company to reputational harm as well as significant sanctions, including criminal fines, imprisonment of its employees or representatives, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance with these laws can increase the cost of doing business globally. The Company maintains policies and procedures designed to assist the Company and its subsidiaries in complying with applicable anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by Company employees or representatives for which the Company may be held responsible, and any such violation could materially and adversely affect the Company’s reputation, as well as its business, financial position and results of operations and cash flows.

International Operations Risks

The Company’s results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

The Company has substantial operations outside the United States. In the year ended December 31, 2022, the Company’s sales outside of the United States constituted approximately 43 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

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

The impacts of any or all of the foregoing could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2022, the Company had $397.9 million of debt on its balance sheet consisting of senior unsecured notes with maturities ranging from 2023 until 2032. In addition, the Company is party to a credit agreement providing for a $350.0 million revolving credit facility and a $100.0 million delayed-draw term loan credit facility; as of December 31, 2022, the Company had $189.2 million outstanding borrowings and $10.9 million outstanding letters of credit under the credit agreement with $249.8 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2022, the Company’s foreign subsidiaries had no debt.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Elwood, Illinois (Millsdale)	492 acres	Surfactants/Polymers
2.	Winder	Winder, Georgia	202 acres	Surfactants
3.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
4.	Pasadena	Pasadena, Texas	51 acres	Surfactants
5.	Stepan France	Voreppe, France	20 acres	Surfactants
6.	Stepan Ecatepec	Ecatepec, Mexico	34 acres	Surfactants
7.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers
8.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
9.	Global Technology Center	Northfield, Illinois	8 acres	N/A
10.	Company Headquarters	Northbrook, Illinois	1.72 acres (leased)	N/A

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

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the USEPA and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on November 12, 2004 by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site, which requires the Company to perform remedial cleanup of the soil and buried waste. The USEPA has not yet issued a ROD for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. During the third quarter of 2022 the Company increased its accrual for environmental remediation costs at the Maywood site. This increase primarily reflects revised environmental remediation cost estimates for the Company’s Maywood site due to USEPA work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio Property Superfund Site (the D’Imperio site). The Company was named as a PRP in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio site. In 2022, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager, which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the Company’s current recorded liability.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3.5 million for the Company’s portion of environmental response costs at the Wilmington site through December 31,

2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

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

As of January 31, 2023, there were 1,821 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by banks, brokers and other institutions holding shares of the Company’s common stock on behalf of their customers.

(b)
Below is a summary by month of shares purchases by the Company during the fourth quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October	28,452	(2) (3)	$94.80	28,400	(3)	$125,050,905
November	196	(4)	$108.84	—		$125,050,905
December	1,904	(4)	111.66	—		$125,050,905

Total	30,552		$95.94	28,400		$125,050,905

(1)
On October 20, 2021, the Company announced that its Board of Directors had authorized the Company to repurchase up to $150,000,000 of its outstanding common stock. Under this program, which does not have an expiration date, repurchases may be made from time to time through open market transactions, privately negotiated transactions or a combination of the foregoing, subject to applicable laws. The program authorization superseded the Company’s prior share repurchase authorization.
(2)
Includes 52 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights (SARs).
(3)
Includes 28,400 shares of Company common stock purchased on the open market.
(4)
Consists of shares of Company common stock surrendered by employees to settle statutory withholding taxes related to the exercise of SARs.

(c)
Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2017, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2017 and shows the cumulative total return as of each December 31 thereafter.

$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
Stepan Company
Dow Jones Chemical Industry Index
Russell 2000 Index

	Cumulative Value at December 31*					
	2017	2018	2019	2020	2021	2022
Stepan Company	$100.00	$94.79	$132.66	$155.81	$163.55	$141.88
Dow Jones Chemical Industry Index	$100.00	$86.01	$102.44	$119.16	$147.21	$133.58
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

* Assumes $100.00 invested on December 31, 2017, in Stepan Company Stock, Dow Jones Chemical Industry Index and Russell 2000 Index.

Item 6. (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Presentation of Information

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2021 and 2022. For a discussion of changes from the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 25, 2022).

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 68 percent of the Company’s consolidated net sales in 2022, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

•
On September 23, 2022, the Company completed the purchase of PerformanX Specialty Chemicals, LLC’s surfactant business and associated assets. Included in the transaction were intellectual property, customer relationships, inventory and working capital. This acquisition enhanced the Company’s specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company’s Pasadena, Texas alkoxylation facility that is scheduled to start up in the first half of 2024. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
•
In February 2021, the Company completed the purchase of a fermentation plant, located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020. Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward. Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional cleaning. The acquisition of this industrial scale fermentation plant is a step in the Company’s bio-surfactant commercialization efforts. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Polymers - Polymers, which accounted for 28 percent of consolidated net sales in 2022, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale), and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Elwood, Illinois (Millsdale) site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiaries in Germany and Vlissingen, Netherlands and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant. Recent significant events include:

•
In January 2021, the Company completed the purchase of INVISTA’s aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital. This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the polymer market. The Company believes that the available spare capacity, combined with debottlenecking opportunities in both plants, allows Stepan to support future market growth in a capital efficient way. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales in 2022, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expenses)	$9.4	$(6.9)	$16.3	(1)
Investment Income (Other, net)	1.7	2.8	(1.1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(8.0)	2.1	(10.1)
Pretax Income Effect	$3.1	$(2.0)	$5.1

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2021	2020	Change
Deferred Compensation (Administrative expenses)	$(6.9)	$(10.0)	$3.1	(1)
Investment Income (Other, net)	2.8	1.6	1.2
Realized/Unrealized Gains on Investments (Other, net)	2.1	3.1	(1.0)
Pretax Income Effect	$(2.0)	$(5.3)	$3.3
(1)
See the Segment Results – Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2022	2021	2020	2019
Company Stock Price	$106.46	$124.29	$119.32	$102.44

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-over-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income statement line items for 2022 compared to 2021 and 2021 compared to 2020:

	For the Year Ended December 31,			Decrease Due to Foreign
(In millions)	2022	2021	Increase	Currency Translation
Net Sales	$2,773.3	$2,346.0	$427.3	$(95.4)
Gross Profit	427.1	395.8	31.3	(11.1)
Operating Income	207.3	170.8	36.5	(7.4)
Pretax Income	188.7	172.5	16.2	(7.2)

	For the Year Ended December 31,			Increase Due to Foreign
(In millions)	2021	2020	Increase (Decrease)	Currency Translation
Net Sales	$2,346.0	$1,869.8	$476.2	$24.4
Gross Profit	395.8	383.6	12.2	2.6
Operating Income	170.8	171.5	(0.7)	1.4
Pretax Income	172.5	171.1	1.4	1.5

Results of Operations

2022 Compared with 2021

Summary

Net income attributable to the Company in 2022 increased seven percent to $147.2 million, or $6.38 per diluted share, from $137.8 million, or $5.92 per diluted share in 2021. Adjusted net income increased seven percent to $153.5 million, or $6.65 per diluted share, from $143.5 million, or $6.16 per diluted share in 2021 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation of reported net income attributable to the Company and reported earnings per diluted share to non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in 2022 compared to 2021. A detailed discussion of segment operating performance for 2022, compared to 2021, follows the summary.

Consolidated net sales increased $427.3 million, or 18 percent, between years. Higher average selling prices positively impacted the year-over-year change in net sales by $676.2 million. The increase in average selling prices was mainly attributable to the pass through of higher raw material, logistics and input costs as well as more favorable product and customer mix. Consolidated sales volume decreased seven percent and negatively impacted the year-over-year change in net sales by $153.5 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased six, seven and four percent, respectively. Foreign currency translation negatively impacted the year-over-year change in net sales by $95.4 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income in 2022 increased $36.5 million, or 21 percent, versus operating income in 2021. Polymer and Specialty Products operating income increased $9.3 million and $15.7 million, respectively, year-over-year. Surfactant operating income decreased $3.3 million year-over-year. Corporate expenses, including deferred compensation and business restructuring/asset disposition expenses, decreased $14.8 million year-over-year. Most of this decrease was attributable to a $16.3 million decrease in deferred compensation expenses, a $3.0 million decrease in business restructuring/asset disposition expenses and lower acquisition-related and consulting expenses. These lower expenses were partially offset by $9.5 million of higher environmental remediation reserve expenses and higher incentive-based compensation expenses. The higher environmental reserve expenses primarily reflect revised remediation cost estimates for the Company’s Maywood, New Jersey site due to U.S. Environmental Protection Agency (USEPA) work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022. Foreign currency translation had a $7.2 million negative impact on operating income in 2022 versus the prior year.

Operating expenses (including deferred compensation, business restructuring/asset disposition expenses and goodwill impairment) decreased $5.3 million, or two percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $0.2 million between years.
•
Administrative expenses increased $9.3 million, or 10 percent, year-over-year primarily due to higher environmental remediation reserve ($9.5 million) and incentive-based compensation expenses, partially offset by lower acquisition-related and consulting expenses.
•
Research, development and technical service (R&D) expenses increased $3.9 million, or six percent, year-over-year primarily due to higher salaries and incentive-based compensation expenses.
•
Deferred compensation expense decreased $16.3 million, year-over-year, primarily due to a $17.83 per share decrease in the market price of Company common stock during 2022 versus a $4.97 per share increase in the market price of Company common stock during 2021. A decrease in the value of mutual fund investment options selected by some plan participants also contributed to the lower expense year-over-year. See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.
•
Business restructuring/asset disposition expenses were $0.3 million in 2022 versus $3.4 million in 2021. The 2022 expenses consist of $0.3 million of decommissioning costs associated with the Company’s Canadian plant closure. The 2021 expenses include a $2.7 million loss on the sale of the Company's corporate headquarters building and $0.7 million of decommissioning costs associated with the Company’s Canadian plant closure. See Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
•
Goodwill impairment expenses were $1.0 million in 2022 versus no impairment expense recognition in the prior year. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Net interest expense in 2022 increased $4.1 million, or 71%, versus the prior year. This increase was primarily attributable to higher outstanding debt balances in 2022 versus 2021.

Other, net was $8.8 million of expense in 2022 versus $7.5 million of income in 2021. The Company recognized $6.4 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2022 compared to $5.2 million of income in 2021. The Company also recognized $2.9 million of foreign exchange losses in 2022 versus $0.5 million of foreign exchange gains in 2021. In addition, the Company recognized $0.5 million of income related to net periodic pension and other retirement obligations in 2022 versus $0.9 million of income in 2021. The Company also recognized $1.0 million of income related to the dissolution of its China joint venture in 2021.

The Company’s effective tax rate was 22.0 percent in 2022 compared to 20.1 percent in 2021. The increase was primarily attributable to a non-recurring favorable tax benefit recognized in 2021, related to the anticipated utilization of a foreign tax credit attribute, for years prior to 2021. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended December 31,
Net Sales	2022	2021	Increase	Percent Change
Surfactants	$1,882,745	$1,562,795	$319,950	20
Polymers	789,080	713,440	75,640	11
Specialty Products	101,445	69,731	31,714	45
Total Net Sales	$2,773,270	$2,345,966	$427,304	18

(In thousands)	For the Year Ended December 31,
Operating Income	2022	2021	Increase (Decrease)	Percent Change
Surfactants	$162,746	$165,999	$(3,253)	-2
Polymers	82,897	73,591	9,306	13
Specialty Products	29,895	14,178	15,717	111
Segment Operating Income	$275,538	$253,768	$21,770	9
Corporate Expenses, Excluding Deferred Compensation, Restructuring and Asset Disposition	58,501	72,739	(14,238)	-20
Deferred Compensation Expense (Income)	9,393	6,895	2,498	36
Business Restructuring and Asset Disposition	308	3,353	(3,045)	-91
Total Operating Income	$207,336	$170,781	$36,555	21

Surfactants

Surfactant 2022 net sales increased $320.0 million, or 20 percent, versus 2021 net sales. Higher average selling prices positively impacted the change in net sales by $469.5 million. The higher average selling prices were primarily due to the pass-through of higher raw material, logistics and input costs along with improved product and customer mix. Sales volume declined six percent and negatively impacted the change in net sales by $100.9 million. Foreign currency translation had a $48.6 million unfavorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	Increase (Decrease)	Percent Change
North America	$1,099,616	$904,469	$195,147	22
Europe	349,651	288,735	60,916	21
Latin America	363,799	299,601	64,198	21
Asia	69,679	69,990	(311)	—
Total Surfactants Segment	$1,882,745	$1,562,795	$319,950	20

Net sales for North American Surfactant operations increased $195.1 million, or 22 percent, between years. Higher average selling prices positively impacted the change in net sales by $244.6 million. The higher average selling prices were primarily due to the pass-through of higher raw material, logistics and input costs along with more favorable product and customer mix. Sales volume declined five percent and negatively impacted the year-over-year change in net sales by $47.8 million. Lower sales volume into the consumer products end markets, principally commodity laundry and personal care products, accounted for most of this decline and was largely due to raw material availability issues, customer inventory destocking efforts and previously anticipated lost volume at one customer that chose to invest in internal production as part of the transition to low 1,4 dioxane products. Partially offsetting the above was higher demand for products sold into the functional products end markets and higher demand from the Company’s Tier 2/3 customers. Foreign currency translation negatively impacted 2022 net sales by $1.7 million.

Net sales for European Surfactant operations increased $60.9 million, or 21 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $115.5 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Foreign currency translation and a four percent decline in sales volume negatively impacted the year-over-year change in net sales by $42.2 million and $12.4 million, respectively. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect. The lower sales volume was primarily due to lower demand for commodity laundry products sold within the consumer products business partially offset by higher demand for products sold into the functional products and institutional cleaning end markets.

Net sales for Latin American Surfactant operations increased $64.2 million, or 21 percent, between years primarily due to higher average selling prices that positively impacted the change in net sales by $84.6 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and improved product and customer mix. Sales volume declined seven percent and negatively impacted the change in net sales by $22.2 million. The decline in sales volume was primarily due to lower demand for commodity laundry products within the consumer products business partially offset by higher demand for products sold into the functional products and institutional cleaning end markets. Foreign currency translation positively impacted the change in net sales by $1.8 million.

Net sales for Asian Surfactant operations decreased $0.3 million year-over-year. A 20 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $14.0 million and $6.5 million, respectively. The decline in sales volume primarily reflects lower demand for commodity laundry products sold within the consumer products business, partially attributable to lost market share at one major customer, and lower demand from our distribution partners. A stronger U.S. dollar relative to the Philippine peso accounted for most of the unfavorable foreign currency translation effect. Higher average selling prices positively impacted the year-over-year change in net sales by $20.2 million and primarily reflected the pass-through of higher raw material costs.

Surfactant operating income for 2022 decreased $3.3 million, or two percent, versus operating income reported in 2021. Gross profit increased $3.8 million, or one percent, and operating expenses increased $7.1 million, or seven percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2022	2021	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$174,097	$168,727	$5,370	3
Europe	41,349	38,213	3,136	8
Latin America	53,494	54,769	(1,275)	-2
Asia	7,822	11,215	(3,393)	-30
Surfactants Segment Gross Profit	$276,762	$272,924	$3,838	1
Operating Expenses	114,016	106,925	7,091	7
Surfactants Segment Operating Income	$162,746	$165,999	$(3,253)	-2

Gross profit for North American Surfactant operations increased $5.4 million, or three percent, year-over-year. Higher average unit margins positively impacted the year-over-year change in gross profit by $14.4 million. The higher average unit margins were mostly attributable to more favorable product and customer mix that was partially offset by higher raw material, manufacturing and transportation costs, which were not fully recovered in the market, and higher expenses associated with the Company’s transition to low 1,4 dioxane capabilities. A five percent decline in sales volume negatively impacted the change in gross profit by $8.9 million. Foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Gross profit for European Surfactant operations increased $3.1 million, or eight percent, year-over-year. Higher average unit margins positively impacted the year-over-year change in gross profit by $9.4 million. The higher average unit margins primarily reflect a more favorable product and customer mix. The unfavorable impact of foreign currency translation and a four percent decline in sales volume negatively impacted the year-over-year change in gross profit by $4.7 million and $1.6 million, respectively. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Gross profit for Latin American Surfactant operations decreased $1.3 million, or two percent, primarily due to a seven percent decline in sales volume that negatively impacted the year-over-year change in gross profit by $4.1 million. Higher average unit margins and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $2.4 million and $0.4 million, respectively. The higher unit margins primarily reflect a more favorable customer and product mix.

Gross profit for Asian Surfactant operations decreased $3.4 million, or 30 percent, year-over-year. A 20 percent decline in sales volume and lower unit margins negatively impacted the change in gross profit by $2.2 million and $1.4 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.2 million.

Operating expenses for the Surfactant segment increased $7.1 million, or seven percent, year-over-year. Most of this increase was attributable to higher incentive-based compensation and travel-related expenses, a goodwill impairment charge at the Company’s Philippines subsidiary and higher bad debt provision expense.

Polymers

Polymer 2022 net sales increased $75.6 million, or 11 percent, versus net sales in 2021. Higher average selling prices favorably impacted the year-over-year change in net sales by $169.6 million. The higher average selling prices were mainly due to the pass through of higher raw material, logistics and input costs along with margin recovery. A seven percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $49.2 million and $44.8 million, respectively. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	Increase (Decrease)	Percent Change
North America	$437,312	$364,382	$72,930	20
Europe	307,441	302,137	5,304	2
Asia and Other	44,327	46,921	(2,594)	-6
Total Polymers Segment	$789,080	$713,440	$75,640	11

Net sales for North American Polymer operations increased $72.9 million, or 20 percent, primarily due to higher average selling prices that positively impacted the change in net sales by $99.1 million. The higher average selling prices were mainly due to the pass-through of higher raw material, logistics and input costs along with margin recovery. Sales volume declined seven percent and negatively impacted the change in net sales by $26.2 million. Sales volume of polyols used in rigid foam applications decreased three percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 19 percent and 15 percent, respectively. The year-over-year decline in sales volume reflects customer inventory destocking, lower construction-related activities and general economic concerns. In addition, sales volume in 2022 was impacted by a January 2022 power outage at the Company’s Elwood, Illinois (Millsdale) plant site that negatively impacted Polymer production. The production disruption resulted in the declaration of force majeure for select products. Production resumed in February 2022 and the force majeure was lifted in April 2022. The Company was able to mitigate a portion of this production disruption by supplying customers from its Wilmington, North Carolina site, which was acquired a part of the acquisition of INVISTA's aromatic polyester polyol business in 2021.

Net sales for European Polymer operations increased $5.3 million, or two percent, year-over-year. Higher average selling prices favorably impacted the change in net sales by $67.4 million. The higher average selling prices were mainly due to the pass-through of higher raw material costs. The unfavorable impact of foreign currency translation and a six percent decline in sales volume negatively impacted the change in net sales by $43.2 million and $18.9 million, respectively. A stronger U.S dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation impact. The decline in sales volume reflects lower construction-related activities, customer inventory destocking and the effects of general economic concerns.

Net sales for Asian and Other Polymer operations decreased $2.6 million, or six percent, primarily due to an eight percent decline in sales volume and the unfavorable impact of foreign currency translation. These two factors negatively impacted the year-over-year change in net sales by $3.9 million and $1.6 million, respectively. The decline in sales volume was primarily attributable to suppressed demand resulting from COVID lockdowns and restrictions in China. Higher average selling prices positively impacted the year-over-year change in net sales by $2.9 million.

Polymer operating income for 2022 increased $9.3 million, or 13 percent, versus operating income for 2021. Gross profit increased $9.7 million, or nine percent, and operating expenses were up $0.4 million, or one percent, year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2022	2021	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$63,768	$53,610	$10,158	19
Europe	46,733	46,372	361	1
Asia and Other	4,286	5,073	(787)	-16
Polymers Segment Gross Profit	$114,787	$105,055	$9,732	9
Operating Expenses	31,890	31,464	426	1
Polymers Segment Operating Income	$82,897	$73,591	$9,306	13

Gross profit for North American Polymer operations increased $10.2 million, or 19 percent, primarily due to higher average unit margins. The higher average unit margins favorably impacted the year-over-year change in gross profit by $14.0 million. The higher average unit margins primarily reflect year-over-year margin recovery. Sales volume declined seven percent and negatively impacted the year-over-year change in gross profit by $3.8 million.

Gross profit for European Polymer operations increased $0.4 million, or one percent, primarily due to higher average unit margins that favorably impacted the change in gross profit by $9.4 million. The higher average unit margins primarily reflect year-over-year margin recovery. The unfavorable impact of foreign currency translation and a six percent decline in sales volume negatively impacted the change in gross profit by $6.1 million and $2.9 million, respectively.

Gross profit for Asia and Other Polymer operations declined $0.8 million, or 16 percent, due to an eight percent decline in sales volume, lower average unit margins and the negative impact of the foreign currency translation. These items negatively impacted the year-over-year change in gross profit by $0.4 million, $0.2 million and $0.2 million, respectively.

Operating expenses for the Polymers segment increased $0.4 million, or one percent, year-over-year mainly due to higher incentive-based compensation and travel-related expenses.

Specialty Products

Specialty Products net sales in 2022 increased $31.7 million, or 45 percent versus net sales in 2021. This increase reflects higher average selling prices that were partially offset by a four percent decline in sales volume. Gross profit and operating income increased $15.1 million and $15.7 million, respectively. The year-over-year improvements in gross profit and operating income were mostly attributable to improved margins and customer mix within the medium chain triglycerides (MCTs) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring/asset disposition and other operating expenses that are not allocated to the reportable segments, decreased $14.8 million between years. Corporate expenses were $68.2 million in 2022 versus $83.0 million in the prior year. This decrease was primarily attributable to $9.4 million of deferred compensation income recognized in 2022 versus $6.9 million of deferred compensation expense recognized in 2021. Also contributing to the reduction in corporate expenses were lower year-over-year acquisition-related expenses, consulting expenses and the non-recurrence of a $2.7 million loss incurred on the sale of a corporate headquarter building in 2021. Partially offsetting the decreases above were higher year-over-year environmental remediation reserve ($10.2 million) and incentive-based compensation expenses. The higher environmental reserve expenses were primarily due to revised remediation cost estimates associated with the Company’s Maywood, New Jersey site.

Deferred compensation expense decreased $16.3 million between years. This decrease was primarily due to a $17.83 per share decrease in the market price of the Company’s common stock during 2022 compared to a $4.97 per share increase during 2021. A decrease in the value of mutual fund investment options selected by some plan participants also contributed to the lower expense year-over-year. The following table presents the period-end Company common stock prices used in the computation of deferred compensation income/expense in 2022 and 2021:

	December 31
	2022	2021	2020	2019
Company Stock Price	$106.46	$124.29	$119.32	$102.44

Liquidity and Capital Resources

Overview

Historically, the Company’s principal sources of liquidity have included cash flows from operating activities, available cash and cash equivalents and the proceeds from debt issuance and borrowings under credit facilities. The Company’s principal uses of cash have included funding operating activities, capital investments and acquisitions. The Company’s generation of cash from operations, cash on hand, committed credit facilities and ability to access capital markets are expected to meet the Company’s short-term and long-term cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs.

For 2022, cash generated from operating activities was a cash source of $160.8 million versus a source of $72.1 million in 2021. For 2022, investing cash outflows were $308.1 million versus cash outflows of $376.8 million in 2021. Financing activities were a cash source of $166.2 million in 2022 versus a source of $117.3 million in 2021. Cash and cash equivalents increased by $14.6 million compared to December 31, 2021, inclusive of $4.3 million of unfavorable foreign exchange rate impacts.

As of December 31, 2022, the Company’s cash and cash equivalents totaled $173.8 million. Cash in U.S. demand deposit accounts and money market funds totaled $11.8 million and $64.9 million, respectively. The Company’s non-U.S. subsidiaries held $97.1 million of cash outside the United States as of December 31, 2022.

Operating Activities

Net income in 2022 increased by $9.3 million versus the comparable period in 2021. Working capital was a cash use of $75.7 million in 2022 versus a cash use of $140.5 million in 2021.

Accounts receivable were a cash use of $26.2 million in 2022 compared to a use of $104.2 million in 2021. Inventories were a cash use of $99.4 million in 2022 versus a use of $79.3 million in 2021. Accounts payable and accrued liabilities were a cash source of $54.2 million in 2022 compared to a source of $44.4 million in 2021.

Working capital in 2022 was a lower use of cash versus the prior year primarily due to the changes noted in the preceding paragraph. The major driver of the year-over-year decrease was accounts receivable. The lower accounts receivable cash usage reflects lower sales volume, particularly in the second half of the year, due to a slow down in customer demand across most end use markets and customer inventory destocking. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2023.

Investing Activities

Cash used for investing activities decreased $68.7 million year-over-year. This decrease primarily reflects the Company’s 2021 acquisition of INVISTA’s aromatic polyester polyol business and associated assets for $183.7 million, net of cash received. Cash used for capital expenditures was $301.6 million in 2022 versus $194.5 million in 2021. The higher capital spending in 2022 was largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site and equipment upgrades to meet new regulatory limits on 1,4 Dioxane in the United States.

For 2023, the Company estimates that total capital expenditures will range from $240.0 million to $270.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet new regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure, and optimization spending in the United States and Mexico.

Financing Activities

Cash flow from financing activities was a source of $166.2 million in 2022 versus a source of $117.3 million in 2021. The year-over-year change is primarily due to a higher level of borrowings under the Company’s revolving credit facility and a $98.8 million delayed draw term loan borrowing during 2022, partially offset by lower cash proceeds received from the issuance of senior unsecured notes in 2022 versus 2021.

The Company purchases shares of its common stock in the open market or from its U.S. pension plan from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the twelve months ended December 31, 2022, the Company purchased 251,120 shares of its common stock on the open market at a total cost of $24.9 million. At December 31, 2022, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $363.6 million on December 31, 2021 to $587.1 million on December 31, 2022, primarily due to higher domestic debt, which includes borrowings from the Company’s revolving credit agreement and new senior unsecured notes issued during the first quarter of 2022. Net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $209.0 million in 2022, from $204.4 million on December 31, 2021 to $413.4 million on December 31, 2022. This change was due to a debt increase of $223.6 million partially offset by a cash increase of $14.6 million. The cash increase primarily reflects the new debt borrowings and cash from operations, largely offset by scheduled debt repayments, capital expenditures, dividends, share repurchases and the previously announced third quarter 2022 acquisition of the PerformanX Specialty Chemicals surfactant business.

As of December 31, 2022, the ratio of total debt to total debt plus shareholders’ equity was 33.5 percent compared to 25.3 percent at December 31, 2021. As of December 31, 2022, the ratio of net debt to net debt plus shareholders’ equity was 26.2 percent versus 16.0 percent as of December 31, 2021. On December 31, 2022, the Company’s debt included $397.9 million of senior unsecured notes, with maturities ranging from 2023 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, a $98.8 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $90.5 million of short-term loans borrowed under the Company’s revolving credit facility and no foreign credit line borrowings. The proceeds from the senior unsecured note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under revolving and other bank credit facilities to meet short and medium-term liquidity needs.

On March 1, 2022, pursuant to a note purchase and master note agreement dated as of June 10, 2021 (the NYL note purchase agreement), the Company issued and sold $25.0 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-A, due March 1, 2032 (the Series 2022-A Notes). In addition, on March 1, 2022, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021 (the Prudential note purchase agreement), the Company issued and sold $50.0 million in aggregate principal amount of its 2.83% Senior Notes, Series 2022-B, due March 1, 2032 (the Series 2022-B Notes). The Series 2022-A Notes and the Series 2022-B Notes bear interest at a fixed rate of 2.83%, with interest to be paid semi-annually and with equal annual principal payments beginning on March 1, 2026 and continuing through final maturity on March 1, 2032. The proceeds of the issuance of the Series 2022-A Notes and the Series 2022-B Notes are being used primarily for capital expenditures, to pay down existing debt and for working capital and other general corporate purposes. The NYL note purchase agreement and the Prudential note purchase agreement require the maintenance of certain financial ratios and covenants that are substantially similar to the Company’s existing long-term debt and provide for customary events of default.

On June 24, 2022, the Company entered into a credit agreement with a syndicate of banks. The credit agreement provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed-draw term loan credit facility, each of which matures on June 24, 2027. This credit agreement replaced the Company’s prior $350.0 million revolving credit agreement. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of December 31, 2022, the Company had outstanding letters of credit totaling $10.9 million and $189.2 million of outstanding borrowings under the credit agreement, inclusive of a $98.8 million delayed-draw term loan, with $249.8 million remaining available.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At December 31, 2022, the Company’s foreign subsidiaries had no outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. As of December 31, 2022, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with the covenants under its material debt agreements as of December 31, 2022.

Material Cash Requirements

At December 31, 2022, the Company’s material cash requirements included the following contractual obligations (including estimated payments by period):

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$587,826	$132,111	$122,680	$202,321	$130,714
Interest payments on debt obligations (2)	50,340	$11,839	$18,732	$11,727	$8,042
Operating lease obligations (3)	75,092	14,683	16,353	9,993	34,063
Purchase obligations (4)	10,856	10,856	—	—	—
Other (5)	53,175	16,775	16,194	8,713	11,493
Total	$777,289	$186,264	$173,959	$232,754	$184,312
(1)
Excludes unamortized debt issuance costs of $0.7 million.
(2)
Interest payments on debt obligations represent interest on all Company debt at December 31, 2022. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.
(3)
The majority of operating lease obligations consist of railcar and real estate leases.
(4)
Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(5)
The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2023 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated.

The above table does not include $43.2 million of other non-current liabilities recorded on the balance sheet at December 31, 2022, as summarized in Note 15, Other Non-Current Liabilities, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

During the periods covered by this Form 10-K, the Company was not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations. The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made. The overfunded status (pretax) of the Company’s U.S and U.K. defined benefit pension plans was $8.2 million at December 31, 2022, versus overfunded status (pretax) of $7.9 million at December 31, 2021. See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.8 million to its U.S. and U.K. defined benefit plans in 2022. In 2023, the Company expects to contribute a total of $0.5 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2023 contribution requirement to the U.S. qualified defined benefit plans. The company expects to contribute $0.3 million in 2023 to the unfunded non-qualified U.S. pension plans.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2022, the Company had a total of $10.9 million of outstanding standby letters of credit.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2022, the Company’s expenditures for capital projects related to environmental matters were $11.8 million. Expenditures for capital projects related to environmental matters are capitalized and depreciated over their estimated useful lives, which are typically 10 years to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $37.2 million for 2022, $34.9 million for 2021 and $35.4 million for 2020.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $32.6 million to $56.4 million at December 31, 2022, compared to $23.1 million to $41.7 million at December 31, 2021. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company’s environmental and legal accruals totaled $32.6 million at December 31, 2022 as compared to $23.1 million at December 31, 2021. This increase primarily reflects revised environmental cost estimates for the Company’s Maywood, New Jersey site due to USEPA work plan approvals and the receipt of third party contractor bids during the third quarter of 2022. Remediation work has commenced at a portion of the Maywood site and the Company anticipates increased cash spending to occur in 2023. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. During 2022, cash expenditures related to environmental remediation and certain other legal matters approximated $2.3 million compared to $3.5 million expensed in 2021.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based on the Company’s present knowledge with respect to its involvement at these sites and the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position.

See Item 3. Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a summary of the significant environmental proceedings related to certain environmental sites.

Outlook

Management believes the macro environment in 2023 will continue to be challenged by elevated inflation and high interest rates which could negatively impact consumer demand and construction-related activity, thereby impacting the Company’s Surfactant and Polymer segments. Additionally, management believes higher overall cost inflation, higher depreciation and pre-start up expenses associated with the Company’s new Pasadena facility, will challenge the Company’s ability to deliver earnings growth in 2023. The Company is seeking to partially offset these 2023 headwinds with productivity improvements, pricing increases where possible, and furthering its efforts to improve product and customer mix. The Company remains committed to executing its long-term growth strategy.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

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

	Twelve Months Ended December 31
	2022		2021		2020
(In millions, except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$147.2	$6.38	$137.8	$5.92	$126.8	$5.45

Deferred Compensation (Income) Expense (including related investment activity)	(3.1)	(0.14)	2.0	0.08	5.3	0.23
Business Restructuring/Asset Disposition	0.3	0.01	3.3	0.14	1.2	0.05
Cash Settled Stock Appreciation Rights	(0.4)	(0.01)	0.2	0.01	0.4	0.02
Remediation Expenses	11.5	0.50	2.0	0.08	—	—
Cumulative Tax Effect on Above Adjustment Items	(2.0)	(0.09)	(1.8)	(0.07)	(1.7)	(0.07)
Adjusted Net Income	$153.50	$6.65	$143.5	$6.16	$132.0	$5.68

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

	December 31
(In millions)	2022	2021
Current Maturities of Long-Term Debt as Reported	$132.1	$40.7
Long-Term Debt as Reported	$455.0	$322.9
Total Debt as Reported	$587.1	$363.6
Less Cash and Cash Equivalents as Reported	$(173.8)	$(159.2)
Net Debt	$413.3	$204.4
Equity	$1,166.1	$1,074.2
Net Debt plus Equity	$1,579.4	$1,278.6
Net Debt/Net Debt plus Equity	26%	16%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Because Company operates globally, its cash flows and operating results are subject to movements in foreign currency exchange rates. Except for the financial transactions, balances and forward contracts referred to below, most of the Company’s foreign subsidiaries’ financial instruments are denominated in their respective functional currencies.

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2022, the Company had forward contracts with an aggregated notional amount of $56.7 million. Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts. The fair value of all forward contracts as of December 31, 2022, was a net liability of $0.01 million. As of December 31, 2022, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $5.0 million.

Interest Rates

The Company’s debt was comprised of $397.9 million fixed-rate borrowings and $189.2 million variable-rate borrowings as of December 31, 2022. A hypothetical 10 percent average change to short-term interest rates would result in less than a $0.5 million (assuming the same debt level as December 31, 2022) increase or decrease to interest expense for 2023.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $351.8 million as of December 31, 2022, which was approximately $46.8 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2022, or $6.1 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2022, the Company had open forward contracts for the purchase of 1.6 million dekatherms of natural gas at a cost of $9.4 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.9 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Stepan Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Given the subjectivity of estimating the likelihood of a loss, the range of potential loss, and the amount of liability to recognize, performing audit procedures to evaluate whether environmental loss contingencies were appropriately recorded and disclosed as of December 31, 2022, required especially challenging, subjective, and complex auditor judgment and an increased extent of effort.
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
•
We inquired of the Company’s third-party environmental specialists to understand developments in the Maywood environmental matters.
•
We searched data on the U.S. Environmental Protection Agency website to identify any additional information relevant to the specific property sites.
•
We read Board of Directors meeting minutes to identify any additional information relevant to the specific property sites.
•
We evaluated whether the assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation used by the Company to determine the estimated losses or ranges of losses were reasonable by comparing those assumptions to decisions rendered by state and Federal environmental regulatory agencies, information provided by feasibility studies and remedial action plans developed for the Maywood site.
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

February 28, 2023

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except per share amounts)	2022	2021	2020
Net Sales (Note 1)	$2,773,270	$2,345,966	$1,869,750
Cost of Sales	2,346,201	1,950,156	1,486,137
Gross Profit	427,069	395,810	383,613
Operating Expenses:
Selling (Note 1)	59,030	59,186	55,543
Administrative (Note 1)	102,177	92,906	87,362
Research, development and technical services (Note 1)	66,633	62,689	57,986
Deferred compensation (income) expense (Note 12)	(9,393)	6,895	9,988
	218,447	221,676	210,879
Goodwill impairment (Note 4)	(978)	—	—
Business restructuring and loss on asset disposition (Note 22)	(308)	(3,353)	(1,212)
Operating Income	207,336	170,781	171,522
Other Income (Expense):
Interest, net (Note 6)	(9,809)	(5,753)	(5,409)
Other, net (Note 8)	(8,824)	7,509	4,954
	(18,633)	1,756	(455)
Income Before Provision for Income Taxes	188,703	172,537	171,067
Provision for Income Taxes (Note 9) \	41,550	34,642	43,411
Net Income	147,153	137,895	127,656
Net Income Attributable to Noncontrolling Interest (Note 1)	—	(91)	(886)
Net Income Attributable to Stepan Company	$147,153	$137,804	$126,770

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$6.46	$6.01	$5.52
Diluted	$6.38	$5.92	$5.45
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,781	22,922	22,949
Diluted	23,064	23,287	23,256

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
Net Income	$147,153	$137,895	$127,656
Other Comprehensive Income:
Foreign currency translation adjustments (Note 19)	(21,567)	(28,154)	(2,973)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of tax benefit of $894, tax expense of $2,661 and tax benefit of $265 for 2022, 2021 and 2020, respectively)	(2,857)	8,188	(996)
Amortization of prior service cost included in pension expense (net of taxes of $3, $4 and $3 for 2022, 2021 and 2020, respectively)	6	8	8
Amortization of actuarial loss included in pension expense (net of taxes of $599, $1,157 and $1,089 for 2022, 2021 and 2020, respectively)	1,794	3,643	3,332
Net defined benefit pension plan activity (Note 19)	(1,057)	11,839	2,344
Cash flow hedges:
Cash flow hedge activity	8,357	—	—
Reclassifications to income in period	(9)	(9)	(9)
Net cash flow hedge activity (Note 19)	8,348	(9)	(9)
Other Comprehensive Income	(14,276)	(16,324)	(638)
Comprehensive Income	132,877	121,571	127,018
Comprehensive Income Attributable to Noncontrolling Interest	—	(122)	(959)
Comprehensive Income Attributable to Stepan Company	$132,877	$121,449	$126,059

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$173,750	$159,186
Receivables, less allowances of $11,100 in 2022 and $10,157 in 2021	436,914	419,542
Inventories (Note 5)	402,531	305,538
Other current assets	31,607	29,102
Total current assets	1,044,802	913,368
Property, Plant and Equipment:
Land	50,695	50,675
Buildings and improvements	293,264	260,809
Machinery and equipment	1,640,478	1,541,925
Construction in progress	386,115	237,548
	2,370,552	2,090,957
Less: Accumulated depreciation	(1,297,255)	(1,240,353)
Property, plant and equipment, net	1,073,297	850,604
Goodwill, net (Note 4)	95,922	97,187
Other intangible assets, net (Note 4)	58,026	60,784
Long-term investments (Note 2)	23,294	34,495
Operating lease assets (Note 7)	62,540	69,612
Other non-current assets	75,291	39,562
Total Assets	$2,433,172	$2,065,612

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$132,111	$40,718
Accounts payable	375,726	323,362
Accrued liabilities (Note 14)	162,812	136,396
Total current liabilities	670,649	500,476
Deferred income taxes (Note 9)	10,179	12,491
Long-term debt, less current maturities (Note 6)	455,029	322,862
Non-current operating lease liability (Note 7)	50,559	56,668
Other non-current liabilities (Note 15)	80,691	98,922

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; 60,000,000 authorized shares; 26,840,843 issued shares in 2022 and 26,760,714 issued shares in 2021	26,841	26,761
Additional paid-in capital	237,202	220,820
Accumulated other comprehensive loss (Note 19)	(167,512)	(153,236)
Retained earnings	1,250,130	1,133,550
Less: Common treasury stock, at cost, 4,605,858 shares in 2022 and 4,340,729 shares in 2021	(180,596)	(153,702)
Total Stepan Company stockholders’ equity	1,166,065	1,074,193
Total Liabilities and Equity	$2,433,172	$2,065,612

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$147,153	$137,895	$127,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,650	90,876	81,860
Deferred compensation	(9,393)	6,895	9,988
Realized and unrealized (gains) losses on long-term investments	8,188	(2,289)	(3,143)
Stock-based compensation	13,851	11,716	10,080
Deferred income taxes	(27,452)	(33,605)	(4,506)
Goodwill impairment (Note 4)	978	—	—
Other non-cash items	1,752	2,158	3,068
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(26,153)	(104,231)	(23,417)
Inventories	(99,394)	(79,258)	(15,358)
Other current assets	(4,354)	(1,434)	(13,927)
Accounts payable and accrued liabilities	54,173	44,414	55,739
Pension liabilities	(1,821)	(1,729)	(612)
Environmental and legal liabilities	9,547	450	(3,021)
Deferred revenues	(962)	277	10,809
Net Cash Provided By Operating Activities	160,763	72,135	235,216
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(301,553)	(194,482)	(125,792)
Proceeds from asset disposition	—	4,149	—
Asset acquisition (Note 20)	—	(3,503)	(2,040)
Business acquisitions, net of cash acquired (Note 20)	(9,693)	(184,473)	(13,519)
Other, net	3,156	1,480	2,317
Net Cash Used In Investing Activities	(308,090)	(376,829)	(139,034)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	186,551	2,861	—
Other debt borrowings (Note 6)	75,000	200,000	—
Other debt repayments (Note 6)	(37,857)	(37,858)	(23,571)
Dividends paid	(30,573)	(28,083)	(25,405)
Company stock repurchased	(24,949)	(16,969)	(15,253)
Stock option exercises	782	1,369	2,926
Other, net	(2,745)	(3,987)	(3,631)
Net Cash Provided By (Used In) Financing Activities	166,209	117,333	(64,934)
Effect of Exchange Rate Changes on Cash	(4,318)	(3,391)	3,307
Net Increase (Decrease) in Cash and Cash Equivalents	14,564	(190,752)	34,555
Cash and Cash Equivalents at Beginning of Year	159,186	349,938	315,383
Cash and Cash Equivalents at End of Year	$173,750	$159,186	$349,938

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$41,617	$92,867	$39,017
Cash payments of interest	$16,526	$9,542	$9,329

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

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2021

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 20,435 shares of common stock under stock option plan	1,369	20	1,349	—	—	—	—

Purchase of 135,103 shares of common stock	(16,969)	—	—	(16,969)	—	—	—

Stock-based and deferred compensation	9,734	83	12,755	(3,104)	—	—	—

Net income	137,895	—	—	—	—	137,804	91

Other comprehensive income	(16,324)	—	—	—	(16,355)	—	31

Cash dividends paid:
Common stock ($1.250 per share)	(28,083)	—	—	—	—	(28,083)	—

Other(1)	(1,794)						(1,794)
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550	$—
(1)
Reflects the derecognition of noncontrolling interest due to the dissolution of the China joint venture. See Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2022

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 11,888 shares of common stock under stock option plan	782	12	770	—	—	—

Purchase of 251,120 shares of common stock	(24,949)	—	—	(24,949)	—	—

Stock-based and deferred compensation	13,735	68	15,612	(1,945)	—	—

Net income	147,153	—	—	—	—	147,153

Other comprehensive income	(14,276)	—	—	—	(14,276)	—

Cash dividends paid:
Common stock ($1.370 per share)	(30,573)	—	—	—	—	(30,573)

Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022, 2021 and 2020

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but noncontrolling influence. Intercompany balances and transactions are eliminated in consolidation.

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

In some instances, the purchase price allocation of an acquisition is not complete by the end of a reporting period. This situation most typically arises when an acquisition is complex and/or completed very close to the end of a reporting period and all necessary information is not available by the end of the reporting period in which the acquisition occurs. In these instances, the Company reports provisional amounts for any incomplete items and makes subsequent adjustments as necessary information becomes available or determines that additional information is not obtainable. Any subsequent adjustments could have a material impact on the Company’s financial position or results of operations as they could impact the initial fair values assigned to intangible assets and property, plant and equipment and/or their estimated economic lives. ASC 805 requires purchase price allocations to be finalized within one year from the acquisition date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2022, the Company’s cash and cash equivalents totaled $173,750,000 including $64,851,000 in money market funds each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts and certificates of deposit totaled $11,811,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $97,088,000 as of December 31, 2022. At December 31, 2021, the Company’s cash and cash equivalents totaled $159,186,000 including $46,689,000 in money market funds, each of which was rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $25,253,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $87,244,000 as of December 31, 2021.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances. The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers. When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience. The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended. Payment terms extended are short term in duration, typically ranging from 30 to 60 days. The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions. This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2022, 2021 or 2020.

The Company maintains allowances for potential credit losses. With the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses, the Company assesses the likelihood of default based on various factors, including the length of time receivables are past due, historical experience, current economic conditions and forward-looking economic forecasts. The Company also evaluates expected losses based on portfolios of data inclusive of geographical areas, specific end market uses of its products, etc. Although the Company’s historical credit loss experience has not been significant, its exposure to credit losses may increase if customers are adversely affected by economic challenges and/or uncertainty due to domestic or global recessions, disruptions due to pandemics, or other adverse global/regional events and customer specific factors. Specific customer allowances are recorded when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. General allowances are also maintained based on historical averages and trade receivable levels and incorporate existing economic conditions and forecast assumptions, when warranted. The Company reviews its reserves for credit losses on a quarterly basis. The Company also maintains other customer allowances that occur in the normal course of business.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Balance at January 1	$10,157	$10,133	$9,325
Provision charged to income	1,374	943	864
Accounts written off, net of recoveries	(431)	(919)	(56)
Balance at December 31	$11,100	$10,157	$10,133

Inventories

Inventories are valued at cost, which is not in excess of net realizable value, and include material, labor and plant overhead costs. Currently, the first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. The manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($82,110,000, $75,351,000, and $69,234,000 in 2022, 2021 and 2020, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income. Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

Included in the computer equipment and software component of machinery and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs for internal-use software include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to 10 years. Costs incurred in the preliminary project phase are expensed. Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement.

Interest charges on borrowings applicable to major construction projects are capitalized.

Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual cash incentive compensation and performance shares and outside directors to defer receipt of their fees and stock awards until retirement, departure from the Company or as elected by the participant. The plans allow for the deferred compensation to grow or decline based on the results of investment options chosen by the participants. The investment options include Company common stock and a limited selection of mutual funds. The Company funds the obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. A sufficient number of shares of treasury stock are maintained on hand to cover the equivalent number of shares that result from participants electing the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market or in private transactions. Upon retirement or departure from the Company or at the elected time, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or shares of Company common stock equal to the number of share equivalents held in the accounts.

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

At December 31, 2022 and December 31, 2021, the Company’s deferred compensation liability was $43,005,000 and $61,219,000, respectively. In 2022 and 2021, approximately 47 percent of deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock. The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets. A $1.00 increase in the market price of the Company’s common stock will result in approximately $189,000 of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K), its outstanding debt for disclosure purposes (see Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K) and its pension plan assets (see Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).

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

Operating Expenses

Selling expenses are comprised of salaries and related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g., computers) are also classified as selling expenses.

Administrative expenses are comprised of salaries and related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. The majority of environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at the discovery of new knowledge with the intent that such effort will be useful in developing and commercializing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $40,902,000, $38,778,000, and $35,999,000 in 2022, 2021 and 2020, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relate to technical services, which include routine product testing, quality control and sales service support.

Compensation expenses or income related to the Company’s deferred compensation plans is presented in the deferred compensation expense line in the Consolidated Statements of Income. For more details, see Note 12, Deferred Compensation, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

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

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how, supply contracts and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 15 years; non-compete agreements – three years; trademarks – eight to 11 years; customer relationships – ten to 20 years and know-how – seven to 20 years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4, Goodwill and Other Intangibles, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about goodwill and other intangible assets.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more information about the Company’s income taxes.

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

At December 31, 2022, the Company held open forward contracts for the purchase of 1.6 million dekatherms of natural gas in 2023 at a cost of $9,381,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the

Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effect of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates. The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. If elected, the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions. The original timeframe for electing optional expedients to contract modifications was between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 deferring the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance should be applied prospectively. Other than electing select expedients associated with an interest rate swap, the Company has not currently utilized any of the optional expedients of exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which improves the accounting for acquired revenue contracts with customers in a business combination by addressing current inconsistencies in the recognition of acquired contract liabilities as well as payment terms and their effect on subsequent revenue recognized by the acquirer. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) at fair value on the acquisition date. This amendment requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update are effective for fiscal years beginning after December 31, 2022 and should be applied prospectively. The Company is prepared to implement the guidance of ASU No. 2021-08 when it becomes applicable.

2. Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2022 and 2021, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange and interest rate swap contracts discussed in Note 3, Derivative Instruments, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair value of the interest rate swaps was calculated as the difference between the contracted swap rate and the floating interest rate multiplied by the present value of the notional amount of the contract. The Company’s fair value measurements for derivative assets and liabilities fall within Level 2 of the fair value hierarchy.

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

At December 31, 2022 and 2021, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $686,000 and $710,000 as of December 31, 2022 and 2021, respectively):

	December 31
(In thousands)	2022	2021
Fair value	$541,029	$369,456
Carrying value	587,826	364,290

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2022 and 2021, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,294	$23,294	$—	$—
Derivative assets:
Interest rate contracts	8,357	—	8,357	—
Foreign currency contracts	513	—	513	—
Total assets at fair value	$32,164	$23,294	$8,870	$—
Derivative liabilities:
Foreign currency contracts	$525	$—	$525	$—

(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Mutual fund assets	$34,495	$34,495	$—	$—
Derivative assets:
Foreign currency contracts	436	—	436	—
Total assets at fair value	$34,931	$34,495	$436	$—
Derivative liabilities:
Foreign currency contracts	$338	$—	$338	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2022 and 2021, the Company had open forward foreign currency exchange contracts, all with durations of one to six months, to buy or sell foreign currencies with a U.S. dollar equivalent of $56,746,000 and $51,542,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At December 31, 2022, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027 which is closely aligned with the June 24, 2027 maturity of the Company’s revolving credit facility.

The fair values of the derivative instruments held by the Company on December 31, 2022, and December 31, 2021, are disclosed in Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Derivative instrument gains and losses for the years ended December 31, 2022, 2021 and 2020, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2022, 2021 and 2020, see Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021, were as follows:

	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Balance as of January 1
Goodwill	$25,689	$25,537	$74,482	$5,419	$483	$483	$100,654	$31,439
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	22,222	22,070	74,482	5,419	483	483	97,187	27,972
Goodwill acquired (1)	1,792	—	—	72,467	—	—	1,792	72,467
Goodwill measurement period adjustment (1)	—	940	—	—	—	—	—	940
Goodwill impairment	(978)	—	—	—	—	—	(978)	—
Foreign currency translation	656	(788)	(2,735)	(3,404)	—	—	(2,079)	(4,192)
Balance as of December 31
Goodwill	28,137	25,689	71,747	74,482	483	483	100,367	100,654
Accumulated impairment loss	(4,445)	(3,467)	—	—	—	—	(4,445)	(3,467)
Goodwill, net	$23,692	$22,222	$71,747	$74,482	$483	$483	$95,922	$97,187
(1)
See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the goodwill acquired in a business combination.

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. During the second quarter of 2022 the Company completed its annual goodwill impairment testing and concluded that the goodwill related to its Philippines reporting unit was impaired. The Philippines reporting unit is part of the Company’s Surfactant segment. Goodwill impairment was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations. The Philippines impairment primarily resulted from lost market share at one major customer combined with higher unit overhead costs. The Company recorded a non-cash charge of $978,000 in the Consolidated Statements of Income for the year ended December 31, 2022. The impairment charge equaled the entire balance of the Philippines’ goodwill. The Company concluded that there was no goodwill impairment at any of its other reporting units based on its quantitative testing completed during the second quarter of 2022 and its qualitative assessment at the year end.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2022 and 2021. The year-over-year changes in gross carrying values mainly resulted from the acquisition that took place in 2022 and the effects of foreign currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
(In thousands)	2022	2021	2022	2021
Other Intangible Assets:
Patents (2)	$7,411	$7,411	$6,363	$6,139
Non-compete agreements (2)	635	594	548	404
Trademarks (2)	11,384	12,013	5,346	4,160
Customer lists/relationships (2)	46,972	44,447	12,491	9,557
Supply contract	1,551	1,472	1,551	1,472
Know-how (1)(2)	28,908	27,029	12,536	10,450
Total	$96,861	$92,966	$38,835	$32,182
(1)
Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.
(2)
The 2021 balances include intangible assets acquired as part of the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets in January 2021 and the Company’s fermentation plant acquisition in February 2021. The 2022 balances include intangible assets acquired as part of the Company’s PerformanX acquisition in September 2022. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Aggregate amortization expense for the years ended December 31, 2022, 2021 and 2020, was $6,835,000, $7,292,000, and $3,621,000, respectively. The Company typically recognizes amortization expense within the Cost of Sales line item on the income statement. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/23	$7,237
For year ended 12/31/24	6,950
For year ended 12/31/25	6,509
For year ended 12/31/26	6,186
For year ended 12/31/27	6,106

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2022	2021
Finished products	$250,373	$184,010
Raw materials	152,158	121,528
Total inventories	$402,531	$305,538

6. Debt

At December 31, 2022 and 2021, debt was comprised of the following:

(In thousands)	Maturity Dates	December 31, 2022	December 31, 2021
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $186 and $230 for 2022 and 2021, respectively)	2023-2027	$71,243	$85,485
3.86% (net of unamortized debt issuance cost of $125 and $181 for 2022 and 2021, respectively)	2023-2025	42,732	56,962
4.86% (net of unamortized debt issuance cost of $30 and $69 for 2022 and 2021 respectively)	2023	9,260	18,502
2.30% (net of unamortized debt issuance cost of $122 and $100 for 2022 and 2021, respectively)	2024-2028	49,878	49,900
2.37% (net of unamortized debt issuance cost of $128 and $108 for 2022 and 2021, respectively)	2024-2028	49,872	49,892
2.73% (net of unamortized debt issuance cost of $55 and $22 for 2022 and 2021, respectively)	2025-2031	99,945	99,978
2.83% (net of unamortized debt issuance cost of $40 and $0 for 2022 and 2021, respectively)	2026-2032	74,960	—
Revolving credit facility and term loan borrowing	2023-2027	189,250	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2023	—	2,861
Total debt		$587,140	$363,580
Less current maturities		132,111	40,718
Long-term debt		$455,029	$322,862

The Company’s long-term debt financing is currently comprised of certain senior unsecured notes issued to insurance companies in private placement transactions, totaling $397,890,000 as of December 31, 2022. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 4.86 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2023 to 2032.

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

On June 24, 2022, the Company entered into a credit agreement with a syndicate of banks. The credit agreement provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. This credit agreement replaced the Company’s prior $350,000,000 revolving credit agreement. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2022, the Company had outstanding letters of credit totaling $10,870,000 and $189,250,000 of outstanding borrowings under the credit agreement, inclusive of a $98,750,000 delayed-draw term loan. There was $249,880,000 available under the credit agreement as of December 31, 2022.

Loans under the credit agreement may be incurred, at the discretion of the Company, with terms to maturity of one month, three months or six months. The Company may choose from two interest rate options: (1) Adjusted Term Secured Overnight Financing

Rate (SOFR) applicable to USD loans and relevant benchmark rates applicable to EUR, GBP and CAD loans plus spreads ranging from 1.125 percent to 1.750 percent, depending on the Company’s net leverage ratio, or (2) the prime rate plus 0.125 percent to 0.750 percent, depending on the Company’s net leverage ratio. The credit agreement requires the Company to pay a commitment fee ranging from 0.125 percent to 0.250 percent per annum, which also depends on the Company’s net leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage, leverage financial covenants and limitations on restricted payments, indebtedness and liens.

The Company’s foreign subsidiaries had no debt at December 31, 2022.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $224,189,000 and $468,095,000 at December 31, 2022 and 2021, respectively.

Debt at December 31, 2022, matures as follows: $132,111,000 in 2023; $53,572,000 in 2024; $69,108,000 in 2025; $66,786,000 in 2026; $135,535,000 in 2027 and $130,714,000 after 2027. Debt maturing in 2023 includes $41,608,000 of scheduled repayments under long-term debt agreements. The Company’s foreign subsidiaries routinely have short-term working capital loans. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit facility entered into on June 24, 2022.

Net interest expense for the years ended December 31, 2022, 2021 and 2020, comprised the following:

(In thousands)	2022	2021	2020
Interest expense	$17,852	$10,145	$9,859
Interest income	(1,080)	(1,255)	(2,171)
	16,772	8,890	7,688
Capitalized interest	(6,963)	(3,137)	(2,279)
Interest expense, net	$9,809	$5,753	$5,409

7. Leases

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 62 percent and 24 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of December 31, 2022, the Company had railcars, equipment and storage tank leases valued at approximately $8,229,000, that had not commenced. These leases will commence during the first three quarters of 2023 with lease terms ranging 1 year to 10 years.

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

(In thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Lease Cost
Operating lease cost	$16,042	$15,630
Short-term lease cost	7,029	6,570
Variable lease cost	1,206	892
Total lease cost	$24,277	$23,092
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$15,963	$14,885
Right-of-use assets obtained in exchange for operating lease liabilities	7,588	19,610

The following table outlines maturities of lease liabilities as of December 31, 2022:

(In thousands)
Undiscounted Cash Flows:
2023	$14,683
2024	9,461
2025	6,892
2026	5,226
2027	4,767
Subsequent to 2027	34,063
Total Undiscounted Cash Flows	$75,092
Less: Imputed interest	(11,481)
Present value	$63,611
Current operating lease liabilities (1)	13,052
Non-current operating lease liabilities	50,559
Total lease liabilities	$63,611
(1)
This item is included in Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 Years
Weighted-average discount rate-operating leases	3.2%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Foreign exchange gains (losses)	$(2,871)	$501	$1,367
Investment income	1,757	2,886	1,681
Realized and unrealized gains (losses) on investments	(8,188)	2,289	3,143
Net periodic benefit cost	690	302	(874)
Other retirement obligation	(212)	559	(363)
Gain on dissolution of the China joint venture	—	972	—
Other, net	$(8,824)	$7,509	$4,954

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2022, 2021 and 2020, were as follows:

(In thousands)	2022	2021	2020
Taxes on Income
Federal
Current	$39,328	$35,057	$21,889
Deferred	(20,636)	(25,653)	(3,453)
State
Current	9,875	9,320	4,305
Deferred	(6,943)	(6,556)	(562)
Foreign
Current	19,799	23,870	21,723
Deferred	127	(1,396)	(491)
Total	$41,550	$34,642	$43,411
Income before Taxes
Domestic	$103,831	$77,696	$81,906
Foreign	84,872	94,841	89,161
Total	$188,703	$172,537	$171,067

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2022		2021		2020
(In thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$39,628	21.0	$36,233	21.0	$35,924	21.0
State income tax provision, less applicable federal tax benefit	2,316	1.2	2,184	1.3	2,956	1.7
Foreign income taxed at different rates	2,417	1.3	2,356	1.4	1,964	1.1
U.S. taxation of foreign earnings (1)	1,616	0.9	(134)	(0.1)	4,134	2.4
Unrecognized tax benefits	3,324	1.8	1,775	1.0	1,454	0.8
Prior years return to provision true-up (2)	(1,915)	(1.0)	(3,314)	(1.9)	(588)	(0.3)
Stock based compensation, excess tax benefits	(580)	(0.3)	(1,287)	(0.7)	(1,816)	(1.1)
U.S. tax credits (3)	(4,508)	(2.4)	(2,692)	(1.6)	(1,831)	(1.1)
Non-deductible expenses and other items, net	(748)	(0.5)	(479)	(0.3)	1,214	0.9
Total income tax provision	$41,550	22.0	$34,642	20.1	$43,411	25.4
(1)
Includes cost of global intangible low-taxed income (GILTI) in 2022, 2021 and 2020 plus other taxes paid or withheld on cash repatriated from foreign countries in 2021 and 2020. For 2022, includes Subpart F activity. For 2021, includes the benefit of separate limitation loss foreign tax credit attributes, related to prior years, that were utilized in 2021.
(2)
For 2022, amount resulted from a higher federal research credit and lower GILTI. For 2021, amount resulted from a higher federal research credit, higher foreign-derived intangible income (FDII), and lower GILTI.
(3)
For 2022, the increase was partially due to certain pilot model design and engineering costs.

At December 31, 2022 and 2021, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2022	2021
Deferred Tax Assets:
Pensions	$144	$537
Deferred revenue	3,483	3,444
Other accruals and reserves	13,949	13,331
Legal and environmental accruals	10,283	7,385
Deferred compensation	13,845	16,210
Bad debt and rebate reserves	3,729	2,706
Non-U.S. subsidiaries net operating loss carryforwards	3,634	1,494
Amortization of intangibles	28,311	5,092
Inventories	10,577	3,108
Tax credit carryforwards	8,183	2,829
	$96,138	$56,136
Deferred Tax Liabilities:
Depreciation	$(52,130)	$(42,299)
Unrealized foreign exchange loss	(3,603)	(2,908)
Other	(3,064)	(1,614)
	$(58,797)	$(46,821)
Valuation Allowance	$(836)	$(862)
Net Deferred Tax Assets	$36,505	$8,453
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	46,684	20,944
Non-current deferred tax liabilities	(10,179)	(12,491)
Net Deferred Tax Assets	$36,505	$8,453

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. Pursuant to the 2017 U.S. Tax Cuts and Jobs Act (Tax Act), the Company’s foreign earnings have been subject to U.S. federal taxes. The Company now has the ability to repatriate to the U.S. parent the cash associated with these foreign earnings with little additional U.S. federal taxes. This cash may, however, be subject to foreign income and/or local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash balances may be further restricted by local laws. As such, the Company intends to limit its distributions to earnings previously taxed in the U.S. or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Act as long as such distributions would not result in any significant foreign taxes. In 2022, the Company did not repatriate any cash to the U.S. parent company. In 2021, the Company repatriated $15,340,000 between May and December from its Brazilian, Colombian, and Mexican subsidiaries. The Company did not incur any incremental taxes as a result of this repatriation. In anticipation of the Company’s acquisition of INVISTA’s aromatic polyester polyol business and associated assets, the Company’s Philippines entities declared a cash dividend of approximately $20,700,000 to the U.S. parent in December 2020. The Company recorded $2,384,000 of additional income tax expense in 2020 as a result of the expected repatriation. The Company’s U.S. parent received the cash in 2021. The effect of the adjustment on the 2020 effective tax rate was an increase of approximately 1.4 percent.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2022. The Company does not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law which is used to determine tax-free distributions for Canadian tax purposes. The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, and one of its Singapore subsidiaries to be indefinitely reinvested in foreign operations. A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2022. In 2021, the Company dissolved its China joint venture that prior to dissolution had not been considered indefinitely reinvested. The dissolution resulted in $142,000 of additional income tax expense in 2021. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company had non-U.S. tax loss carryforwards of $10,754,000 (pretax) as of December 31, 2022, and $3,351,000 as of December 31, 2021, that are available for use by the Company between 2023 and 2032. The Company had tax credit carryforwards of $8,183,000 as of December 31, 2022, and $2,829,000 as of December 31, 2021, that are available for use by the Company between 2023 and 2042. The Company had non-U.S. capital loss carryforwards of $595,000 as of December 31, 2022, and $638,000 as of December 31, 2021. The Company’s capital loss carryforwards do not expire.

As of December 31, 2022, and 2021, the Company had valuation allowances of $836,000 and $862,000, respectively, which were attributable to deferred tax assets in Canada, India, the Philippines and Singapore. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2022, 2021 and 2020, unrecognized tax benefits totaled $10,682,000, $7,292,000 and $4,735,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $10,172,000, $6,973,000 and $4,545,000 at December 31, 2022, 2021 and 2020, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2022, the Company recognized net interest and penalty expense of $202,000 compared to $260,000 of net interest and penalty expense in 2021 and $31,000 of net interest and penalty expense in 2020. At December 31, 2022 the liability for interest and penalties was $543,000 compared to $340,000 at December 31, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2016. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2015.

During 2021, the Internal Revenue Service started its audit of the 2016-2019 tax years and expanded the years under audit to 2016-2020 in 2022. As of December 31, 2022, this audit was still open, and the Company had not been notified of any significant proposed adjustments.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Unrecognized tax benefits, opening balance	$7,292	$4,735	$3,273
Gross increases – tax positions in prior period	2,188	938	190
Gross increases – current period tax positions	1,617	1,662	1,288
Settlements	(454)	—	—
Foreign currency translation	74	(14)	15
Lapse of statute of limitations	(35)	(29)	(31)
Unrecognized tax benefits, ending balance	$10,682	$7,292	$4,735

10. Stockholders’ Equity

At December 31, 2022 and 2021, treasury stock consisted of 4,605,858 and 4,340,729 shares of common stock, respectively. During 2022, 251,120 shares of Company common stock were purchased in the open market. In addition, 20,347 shares were surrendered to the Company in connection with the settlement of employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 6,338 shares of treasury stock were distributed to participants under the Company’s deferred compensation plans.

11. Stock-based Compensation

On December 31, 2022, the Company had outstanding stock options, stock awards and SARs awarded under its 2011 Incentive Compensation Plan (2011 Plan) and stock awards and SARs awarded under its 2022 Equity Incentive Compensation Plan (2022 Plan). Equity incentive awards are currently granted to Company executives and other key employees. In addition, stock awards are currently granted to non-employee directors of the Company. As of April 26, 2022, no additional stock options, stock awards or SARs may be granted under the 2011 Plan. As of the effective date of the 2022 Plan, 500,000 shares of the Company’s common stock, plus the number of shares that remained available for awards under the 2011 Plan as of April 26, 2022, were available for equity awards under the 2022 Plan. At December 31, 2022, there were 810,080 shares available for grant under the 2022 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $13,851,000, $11,716,000, and $10,080,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in stock-based compensation in 2022 versus 2021 was primarily attributable to the accelerated vesting of certain equity grants for the Company’s former Chief Executive Officer, who retired on April 25, 2022. In addition, management’s assessment that higher performance targets for certain grants would be achieved led to the increase of compensation expenses for performance awards.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3,537,000, $2,867,000, and $2,390,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31
	2022	2021	2020
Expected dividend yield	1.18%	1.30%	1.31%
Expected volatility	32.27%	31.81%	26.00%
Expected term	6.0 years	7.3 years	7.3 years
Risk-free interest rate	1.93%	0.96%	1.47%

A summary of stock option activity for the year ended December 31, 2022 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2022	435,966	$81.92
Granted	34,444	114.43
Exercised	(11,888)	65.74
Forfeited	(31,361)	115.43
Outstanding at December 31, 2022	427,161	82.53	5.27	$10,224
Vested or expected to vest at December 31, 2022	427,161	82.53	5.27	10,224
Exercisable at December 31, 2022	408,802	80.80	5.14	10,488

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2022, 2021 and 2020, were $32.21, $36.49, and $25.90, respectively. The total intrinsic values of options exercised during the years ended December 31, 2022, 2021, and 2020 were $475,000, $1,287,000, and $2,534,000, respectively.

As of December 31, 2022, the total unrecognized compensation cost for unvested stock options was $692,000. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2022, 2021, and 2020 was $782,000, $1,369,000, and $2,926,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $36,000, $172,000, and $339,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Awards

In 2020, 2021, and 2022, the Company granted stock awards under the 2011 Plan and, starting in April 2022, the Company also granted stock awards under the 2022 Plan. Most Company stock awards are granted in the form of performance awards. The performance stock awards vest only upon the Company’s achievement of certain levels of financial performance by the end of specified measurement periods as approved by the Board of Directors. The number of shares of the Company’s common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained by the end of the measurement period relative to the targets approved by the Board of Directors. The fair value of performance stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. Under the 2011 Plan, the Company periodically granted stock awards that have no performance conditions associated with their vesting. Under the 2022 Plan, stock awards that have no performance conditions may be routinely granted to eligible employees. These stock awards vest after the period of service established for the given grant. In addition, the Company grants stock awards that have no performance conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2022, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2022	103,278	$61.30
Granted	64,392	106.78
Vested	(69,314)	99.30
Forfeited/Modified due to change of assumptions	5,613	86.94
Unvested at December 31, 2022	103,969	110.50

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2022, 2021 and 2020, were $106.78, $119.76, and $98.46, respectively. As of December 31, 2022, under the current Company assumption as to the number of shares of the Company’s common stock underlying stock awards that will vest at the measurement periods ended December 31, 2023 and 2024, there was $6,144,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.7 years.

SARs

At December 31, 2022, the Company had both cash-settled and Company stock-settled SARs outstanding. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. SARs granted prior to 2017 cliff vested after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives cash (for cash-settled SARs) or Company common stock (for stock-settled SARs). For cash-settled SARs, an amount equals the excess of the fair market value of a total number of shares/SARs exercised at the date of exercise over the fair market value of a total number of shares/SARs exercised at the date of grant (the exercise price). For stock-settled SARs, the number of shares equals the excess of the fair market value of a total number of shares/SARs exercised at the date of exercise over the fair market value of a total number of shares/SARs exercised at the date of grant (the exercise price) divided by the fair market value of a share of Company common stock at the date of exercise. Cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date. Because stock-settled SARs are considered equity instruments, they are not re-measured at fair value at the end of each reporting period.

The following is a summary of SARs activity for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2022	726,987	$90.06
Granted	188,957	110.04
Exercised	(31,562)	63.06
Forfeited	(34,226)	115.20
Outstanding at December 31, 2022	850,156	94.49	6.62	$10,176

The weighted-average grant-date fair values of SARs granted during the years 2022, 2021 and 2020 were $34.76, $36.49, and $25.88, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2022, and 2021, the liability for cash-settled SARs recorded on the consolidated balance sheet (non-current liabilities) was $747,000 and $1,502,000, respectively. At December 31, 2022, there was $5,211,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.8 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options and stock-settled SARs or the vesting of stock awards.

12. Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual cash incentive compensation and performance shares and outside directors to defer receipt of their fees and stock awards until retirement, departure from the Company or as otherwise elected. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include the Company’s common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares that result from participants elections of the Company common stock investment option. As a result, the Company periodically purchases shares of its common stock in the open market or in private transactions. The Company purchases shares of the applicable mutual funds to fund the portion of its deferred compensation liabilities tied to such investments.

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash or shares of Company’s common stock at the option of the participant, the Company must record appreciation in the market values of the investment choices made by participants as additional compensation expense. Conversely, declines in the market values of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded as part of operating expenses in the consolidated statements of income. The obligations that must be settled only in shares of the Company’s common stock are treated as equity instruments; therefore, fluctuations in the market price of the underlying shares of the Company’s common stock do not affect earnings.

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $9,393,000 income in 2022, and $6,895,000 expense and in 2021 and $9,988,000 expense in 2020. The main factors in the decrease of the 2022 deferred compensation expense versus 2021 deferred compensation expense was a decrease in the value of the mutual fund investment assets as well as a $17.83 per share decrease in the market price of the Company’s common stock in 2022 versus a $4.97 per share increase in the market price of the Company’s common stock in 2021. The Company’s deferred compensation liability was $43,005,000 and $61,219,000 at December 31, 2022 and 2021, respectively.

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

Obligations and Funded Status at December 31

	United States		United Kingdom
(In thousands)	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$174,863	$187,371	$23,276	$25,526
Interest cost	4,923	4,671	374	357
Actuarial income	(40,420)	(8,682)	(7,333)	(1,171)
Benefits paid	(8,899)	(8,497)	(709)	(1,198)
Foreign exchange impact	—	—	(2,322)	(238)
Benefit obligation at end of year	$130,467	$174,863	$13,286	$23,276

	United States		United Kingdom
(In thousands)	2022	2021	2022	2021
Change in plan assets
Fair value of plan assets at beginning of year	$178,574	$175,336	$27,464	$28,504
Actual return on plan assets	(33,187)	11,459	(9,393)	(78)
Employer contributions	256	276	536	526
Benefits paid	(8,899)	(8,497)	(709)	(1,198)
Foreign exchange impact	—	—	(2,735)	(290)
Fair value of plan assets at end of year	$136,744	$178,574	$15,163	$27,464

Over funded status at end of year	$6,277	$3,711	$1,877	$4,188

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2022	2021	2022	2021
Non-current assets	$8,700	$7,166	$1,877	$4,188
Current liability	(278)	(290)	—	—
Non-current liability	(2,145)	(3,165)	—	—
Net amount recognized	$6,277	$3,711	$1,877	$4,188

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2022	2021	2022	2021
Net actuarial loss	$18,801	$19,508	$6,188	$3,767

At December 31, 2022 and 2021 there were no pension plans with projected benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020, were as follows:

	United States			United Kingdom
(In thousands)	2022	2021	2020	2022	2021	2020
Interest cost	$4,923	$4,671	$5,668	$374	$357	$445
Expected return on plan assets	(8,802)	(10,348)	(9,747)	(399)	(320)	(548)
Amortization of net actuarial loss	2,277	4,444	4,262	9	129	79
Net periodic benefit cost	$(1,602)	$(1,233)	$183	$(16)	$166	$(24)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2022, 2021 and 2020, were as follows:

	United States			United Kingdom
(In thousands)	2022	2021	2020	2022	2021	2020
Net actuarial (gain) loss	$1,570	$(9,793)	$336	$2,430	$(757)	$272
Amortization of net actuarial loss	(2,277)	(4,444)	(4,262)	(9)	(129)	(79)
Total recognized in other comprehensive income	$(707)	$(14,237)	$(3,926)	$2,421	$(886)	$193
Total recognized in net periodic benefit cost and other comprehensive income	$(2,309)	$(15,470)	$(3,743)	$2,405	$(720)	$169

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2023	$9,267	$531
2024	9,575	558
2025	9,826	583
2026	10,003	623
2027	10,118	647
2028-2032	50,301	3,800

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2022	2021	2022	2021
Discount rate	5.50%	2.90%	5.00%	1.80%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2022	2021	2020	2022	2021	2020
Discount rate	2.90%	2.60%	3.30%	1.80%	1.40%	2.10%
Expected long-term return on plan assets	5.50%	6.75%	6.75%	1.61%	1.13%	2.30%

In addition to the above assumptions, the Company uses a market-related value of assets approach to calculate the expected return on the plan assets component of U.S. net periodic benefit cost. The market-related value equals the fair value of plan assets with five-year smoothing of asset gains or losses. Asset gains are subtracted or losses added in the following way: 80 percent of the prior year’s gain or loss; 60 percent of the second preceding year’s gain or loss; 40 percent of the third preceding year’s gain or loss; and 20 percent of the fourth preceding year’s gain or loss. Gains or losses for the year are calculated as the difference between the expected fair value of assets and the actual fair value of assets.

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

Available investment categories include:

Equities: Common stocks of large, medium, and small companies (company stock), including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is approximately 25 percent and the total equity target is 35 percent, including allocation to the Company’s common stock.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage-backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. A small percentage of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 63 percent. The fixed income portfolio has a duration similar to the plan’s liability stream and is designed to perform consistent with the movement of the plan’s liabilities.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 33,983 shares of the Company’s common stock to the Company’s employee stock ownership plan (ESOP) trust on February 17, 2022. In 2021, the plans sold 31,362 shares to the Company’s ESOP trust on February 24, 2021. In 2020, the plans sold 32,706 shares to the Company’s ESOP trust on February 24, 2020.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2022, the pension asset allocation was 11 percent equities, 75 percent fixed income, four percent insurance contracts, and ten percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2022 and 2021, by asset category, were as follows:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$7,531	$—	$—	$7,531
Equity Securities
U.S. Equities	21,279	—	—	21,279
Non-U.S. Equities	9,788	—	—	9,788
Employer Securities	17,970	—	—	17,970
Total Equities	49,037	—	—	49,037
Fixed Income Securities
U.S. Corporate Bonds	—	51,444	—	51,444
U.S. Government and Agency Bonds	15,627	2,628	—	18,255
Other Bonds	—	10,477	—	10,477
Total Fixed Income	15,627	64,549	—	80,176
Total	$72,195	$64,549	$—	$136,744

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$10,918	$—	$—	$10,918
Equity Securities
U.S. Equities	25,083	—	—	25,083
Non-U.S. Equities	12,544	—	—	12,544
Employer Securities	25,204	—	—	25,204
Total Equities	62,831	—	—	62,831
Fixed Income Securities
U.S. Corporate Bonds	—	69,073	—	69,073
U.S. Government and Agency Bonds	20,072	2,845	—	22,917
Other Bonds	—	12,835	—	12,835
Total Fixed Income	20,072	84,753	—	104,825
Total	$93,821	$84,753	$—	$178,574

Plan Asset Valuation Methodology

Following is a description of the valuation methodologies used for plan assets measured at fair value.

Individual equity securities, including employer securities, are valued by Standard & Poor’s Securities Evaluations as determined by quoted market prices on the New York Stock Exchange or other active trading markets. Both market pricing and future cash flow analysis may be used in the pricing process as follows:

Level 1 – Equities are valued according to the exchange-quoted market prices of the underlying investments. Level 1 fixed income securities are U.S. government securities and are valued according to quoted prices from active markets.

Level 2 – Fixed income investments without equivalent trading exchanges are valued primarily through a technique known as “future cash flow approach” which is based on what bondholders can reasonably expect to receive based upon an issuer’s current financial condition. Pricing analysts prepare cash flow forecasts and utilize one or two pricing models to arrive at an evaluated price. These models include factors such as the interest rate on the coupon, maturity, rating, cash flow projections and other factors.

Level 3 – no investments held during 2022 or 2021 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2022 and 2021, by asset category, were as follows:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$1,448	$—	$1,448
Equity Securities
Pooled Pension Funds	—	1,688	—	1,688
Fixed Income
Pooled Pension Funds	—	11,350	—	11,350
Insurance Contracts	—	—	677	677
Total	$—	$14,486	$677	$15,163

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$—	$2,414	$—	$2,414
Equity Securities
Pooled Pension Funds	—	3,715	—	3,715
Fixed Income
Pooled Pension Funds	—	20,332	—	20,332
Insurance Contracts	—	—	1,003	1,003
Total	$—	$26,461	$1,003	$27,464

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2022 and 2021:

(In thousands)	Insurance Contracts
Fair value, December 31, 2020	$1,159
Sale proceeds (benefit payments)	(131)
Change in unrealized gain	(15)
Foreign exchange impact	(10)
Fair value, December 31, 2021	$1,003
Sale proceeds (benefit payments)	(104)
Change in unrealized gain	(120)
Foreign exchange impact	(102)
Fair value, December 31, 2022	$677

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 5.50 percent that was used to develop the 2022 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 4.05 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 7.98 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors, including forecasts relating to inflation, Gross Domestic Product, and the Fed Funds Target Rate.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted-average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3.0 percent added to the risk-free rate. Cash is assumed to have a long-term return of 3.5 percent.

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2023 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $278,000 in 2023 to the unfunded non-qualified U.S. pension plans. The Company expects to contribute $451,000 to the U.K. defined benefit plan in 2023.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (ESOP), and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2020, 2021 and 2022, profit sharing contributions for U.S. employees were made to the ESOP trust. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2022	2021	2020
Retirement contributions	$8,556	$8,134	$8,035
Profit sharing contributions	5,276	5,081	6,107
Total	$13,832	$13,215	$14,142

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets decline. At December 31, 2022 and 2021, the trust asset balances were $376,000 and $2,146,000, respectively, and the supplemental plan liability balances were $446,000 and $2,221,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $421,000, $219,000 and $1,679,000, respectively, of statutory profit sharing expense that is included in the table above.

In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2022	2021
Accrued payroll and benefits	$73,713	$70,983
Accrued customer rebates	24,715	21,030
Other accrued liabilities	64,384	44,383
Total accrued liabilities	$162,812	$136,396

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2022	2021
Deferred revenue	$8,762	$9,979
Environmental and legal matters	16,276	17,663
Deferred compensation liability	32,459	50,122
Pension liability	5,241	4,552
Other non-current liabilities	17,953	16,606
Total other non-current liabilities	$80,691	$98,922

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of December 31, 2022, the Company estimated a range of possible environmental losses and legal losses of $32,628,000 to $56,404,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $32,628,000 at December 31, 2022 and $23,127,000 at December 31, 2021. This increase primarily reflects revised environmental remediation cost estimates for the Company’s Maywood, New Jersey site due to U.S. Environmental Protection Agency (USEPA) work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022. Remediation work has commenced at a portion of the Maywood site and the Company anticipates increased cash spending to occur in 2023. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. During 2022, cash expenditures related to environmental remediation and certain other legal matters approximated $2,330,000 compared to $3,461,000 expensed in 2021.

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

Following are summaries of the Company’s major contingencies at December 31, 2022:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2022, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the Company’s current recorded liability.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,451,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2022. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s financial position, results of operations or cash flows.

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

17. Segment Reporting

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning and disinfection products as well as in agricultural products, lubricating ingredients, oil field chemicals and other specialized applications. Polymers are used primarily in the manufacture of rigid foam for thermal insulation in the construction industry, plastics, building materials, refrigeration systems and CASE applications. Specialty Products are used in food, flavoring, nutritional supplement and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest expense, other income/expense items and income tax provision. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following is segment data for the three years ended December 31, 2022, 2021 and 2020:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2022
Net sales	$1,882,745	$789,080	$101,445	$2,773,270
Operating income	162,746	82,897	29,895	275,538
Assets	1,579,242	565,726	96,193	2,241,161
Capital expenditures	259,442	35,679	4,926	300,047
Depreciation and amortization expenses	55,262	31,399	5,807	92,468

2021
Net sales	$1,562,795	$713,440	$69,731	$2,345,966
Operating income	165,999	73,591	14,178	253,768
Assets	1,245,207	556,799	78,100	1,880,106
Capital expenditures	154,953	29,077	4,976	189,006
Depreciation and amortization expenses	51,375	30,598	5,836	87,809

2020
Net sales	$1,351,686	$452,277	$65,787	$1,869,750
Operating income	169,101	68,214	13,966	251,281
Assets	1,018,555	361,219	92,964	1,472,738
Capital expenditures	88,484	26,719	5,960	121,163
Depreciation and amortization expenses	49,429	22,873	5,686	77,988

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2022	2021	2020
Operating income - segment totals	$275,538	$253,768	$251,281
Business restructuring and asset disposition (1)	(308)	(3,353)	(1,212)
Unallocated corporate expenses (2)	(67,894)	(79,634)	(78,547)
Total operating income	207,336	170,781	171,522
Interest expense, net	(9,809)	(5,753)	(5,409)
Other, net	(8,824)	7,509	4,954
Consolidated income before income taxes	$188,703	$172,537	$171,067

Assets - segment totals	$2,241,161	$1,880,106	$1,472,738
Unallocated corporate assets	192,011	185,506	279,598
Consolidated assets	$2,433,172	$2,065,612	$1,752,336

Capital expenditures - segment totals	$300,047	$189,006	$121,163
Unallocated corporate expenditures	1,506	5,476	4,629
Consolidated capital expenditures	$301,553	$194,482	$125,792

Depreciation and amortization expenses – segment totals	$92,468	$87,809	$77,988
Unallocated corporate depreciation expenses	2,182	3,067	3,872
Consolidated depreciation and amortization expenses	$94,650	$90,876	$81,860
(1)
See Note 22, Business Restructuring and Asset Disposition, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) regarding business restructuring and asset disposition costs.
(2)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

Below is certain Company-wide geographic data for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Net sales (1)
United States	$1,579,194	$1,297,650	$1,117,695
France	227,421	179,746	141,516
Poland	195,781	198,883	147,289
United Kingdom	229,836	208,780	93,115
Brazil	175,004	136,799	105,639
Mexico	148,858	127,944	100,763
All other countries	217,176	196,164	163,733
Total	$2,773,270	$2,345,966	$1,869,750

Long-lived assets (2)
United States	$896,867	$668,362	$499,260
Netherlands	79,007	85,931	—
Germany	42,512	41,438	39,759
Singapore	20,899	23,507	25,815
Brazil	38,493	35,294	35,786
China	28,717	30,991	27,300
United Kingdom	33,389	38,634	24,335
Mexico	52,917	45,384	39,482
All other countries	34,444	39,034	42,970
Total	$1,227,245	$1,008,575	$734,707
(1)
Net sales are attributed to countries based on the location of the Company legal entity making the sale.
(2)
Includes net property, plant and equipment, goodwill and other intangible assets.
18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

(In thousands, except per share amounts)	2022	2021	2020
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$147,153	$137,804	$126,770
Weighted-average number of shares outstanding	22,781	22,922	22,949
Basic earnings per share	$6.46	$6.01	$5.52
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$147,153	$137,804	$126,770
Weighted-average number of shares outstanding	22,781	22,922	22,949
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	104	138	112
Add weighted-average net shares related to unvested stock awards (under treasury share method)	1	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	111	166	145
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	67	60	49
Weighted-average shares applicable to diluted earnings	23,064	23,287	23,256
Diluted earnings per share	$6.38	$5.92	$5.45
(1)
Options/SARs to purchase 343,715, 103,182 and 127,434 shares of the Company’s common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively. The options’/SARs’ exercise prices were greater than the average market price for the Company’s common stock and inclusion of the instruments would have had an antidilutive effect on the computations of earnings per share.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(3,046)	(996)	—	(4,042)
Amounts reclassified from AOCI	—	3,340	(9)	3,331
Net current period other comprehensive income	(3,046)	2,344	(9)	(711)
Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(28,185)	8,188	—	(19,997)
Amounts reclassified from AOCI	—	3,651	(9)	3,642
Net current period other comprehensive income	(28,185)	11,839	(9)	(16,355)
Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(21,567)	(2,857)	8,357	(16,067)
Amounts reclassified from AOCI	—	1,800	(9)	1,791
Net current period other comprehensive income	(21,567)	(1,057)	8,348	(14,276)
Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)

Amounts reclassified out of AOCI for the three years ended December 31, 2022, 2021 and 2020, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)	2022	2021	2020	Affected Line Item in Consolidated Statements of Income
Amortization of defined pension items:
Prior service cost	$(9)	$(12)	$(11)
Actuarial loss	(2,393)	(4,800)	(4,421)
	$(2,402)	(4,812)	(4,432)	Total before tax (2)
	602	1,161	1,092	Tax benefit
	$(1,800)	$(3,651)	$(3,340)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	$9	$9	$9	Cost of sales
	9	9	9	Total before tax
	—	—	—	Tax benefit
	$9	$9	$9	Net of tax
Total reclassifications for the period	$(1,791)	$(3,642)	$(3,331)	Net of tax
(1)
Amounts in parentheses denote expense to the Company’s Consolidated Statements of Income.
(2)
This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2022 Acquisition

PerformanX Acquisition

On September 23, 2022, the Company completed the acquisition of the surfactants business and associated assets of PerformanX Specialty Chemicals, LLC. This acquisition enhanced the Company’s specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company’s Pasadena, Texas alkoxylation facility that is expected to start up in the first half of 2024. The purchase price of the acquisition was $9,693,000 and was paid for with cash on hand. This acquisition did not have a material effect on the Company’s financial position as of December 31, 2022, its results of operations or cash flows for the year ended December 31, 2022. This acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The primary assets acquired were intangibles, mostly comprised of goodwill ($1,792,000), manufacturing know-how ($2,750,000), customer relationships ($3,250,000) and non-compete agreements ($10,000). The Company also acquired inventory ($1,312,000) and working capital ($579,000). All of the acquired assets are included within the Company’s Surfactants segment. The Company finalized the purchase price allocation during the fourth quarter of 2022. The average amortization period for the acquired identifiable intangibles assets has been estimated to be in the range of nine to ten years for manufacturing know-how, nine to 11 years for customer relationships and five years for non-compete agreements.

Pro forma financial information has not been included because reported revenues and earnings of the Company would not have been materially different had the acquisition date been January 1, 2021.

2021 Acquisitions

Acquisition of INVISTA’s Aromatic Polyester Polyol Business

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA’s aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital. The purchase price was $165,000,000, plus $21,560,000 of working capital and $3,000,000 of associated value-added taxes (VAT), and was paid for with cash on hand. The working capital acquired included $5,900,000 of cash. The Company finalized the purchase price allocation during the third quarter of 2021. The following table summarizes the purchase price allocation for the major components of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$54,200
Identifiable intangibles assets	46,000
Goodwill	64,800
Total assets acquired	$165,000

Fermentation Plant Acquisition

On February 2, 2021, the Company completed the acquisition of a fermentation plant located in Lake Providence, Louisiana. The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020. Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward. Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties. These bio-surfactants offer potential synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional cleaning. The acquisition of this industrial scale fermentation plant represents a step in the Company’s bio-surfactant commercialization efforts. The purchase price was $3,500,000 and was paid for with cash on hand. This acquisition has been accounted for as an asset acquisition.

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company through its subsidiaries in Mexico, completed the acquisition of Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired has been integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). The purchase price of the acquisition was $14,000,000, plus associated value-added taxes ($308,000) and was paid for with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

(In thousands)
Assets:
Identifiable intangible assets:
Customer lists	$8,000
Trademarks and know-how	1,300
Non-compete agreement	300
Goodwill	5,165
Property, plant and equipment	175
Total assets acquired	$14,940
Liabilities:
Other non-current liabilities	940
Total liabilities assumed	940
Net assets acquired	$14,000

Logos Technologies Acquisition

On March 13, 2020, the Company completed the acquisition off certain assets of Logos Technologies LLC’s NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional. The acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $2,040,000 and was paid with cash on hand. All assets acquired are included in the Company’s Surfactants segment. The assets acquired were primarily intangibles, including trademarks and know-how ($1,392,000) and patents ($464,000). Additionally, $184,000 of laboratory equipment was acquired.

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

As of December 31, 2022, the Company had $739,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $1,376,000 of revenue in 2022 from pre-existing contract liabilities at December 31, 2021. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On December 31, 2022, $8,762,000 was classified as long-term and $1,947,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract. As of December 31, 2022, no revenue has been recognized from this contract.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2022, 2021 and 2020. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2022
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$1,099,616	$437,312	$83,807	$1,620,735
Europe	349,651	307,441	16,118	673,210
Latin America	363,799	4,629	1,520	369,948
Asia	69,679	39,698	—	109,377
Total	$1,882,745	$789,080	$101,445	$2,773,270

	2021
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$904,469	$364,382	$59,461	1,328,312
Europe	288,735	302,137	9,152	600,024
Latin America	299,601	3,823	1,118	304,542
Asia	69,990	43,098	—	113,088
Total	$1,562,795	$713,440	$69,731	$2,345,966

	2020
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$826,841	$265,700	$56,455	1,148,996
Europe	234,631	147,289	9,332	391,252
Latin America	234,568	2,498	—	237,066
Asia	55,646	36,790	—	92,436
Total	$1,351,686	$452,277	$65,787	$1,869,750

22. Business Restructuring and Asset Disposition

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down surfactants operations at its German plant site. As of December 31, 2022, an aggregate of $2,392,000 shut down related expense had been recognized at the site. This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $79,000 and $909,000 in decommissioning expenses in 2020 and 2019, respectively.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. As of December 31, 2022, $9,558,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $7,914,000 for other expenses, principally site decommissioning costs. The Company recognized restructuring expenses of $308,000, $633,000 and $1,133,000 in 2022, 2021 and 2020, respectively.

Asset Disposition

In the fourth quarter 2021, the Company sold one of its corporate headquarters buildings and recognized a $2,720,000 loss on the sale of the building. The loss is reflected in the Business restructuring and asset disposition line on the Company’s consolidated statements of income.

23. Insurance Recovery

Elwood, Illinois (Millsdale) site

On January 19, 2020, the Company experienced a power disruption that impacted its Elwood, Illinois (Millsdale) facility. This power outage combined with below freezing temperatures, led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site. The Millsdale facility operated on a partial basis and used existing inventories to serve its customers during this time. On February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant and forced the Company to stop production at the site. As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines. All production lines were fully operational prior to the end of the 2020 first quarter. During the second half of 2020, the Company finalized an insurance settlement related to this incident and recognized an $18,000,000 pre-tax insurance recovery. This insurance recovery was recognized as a reduction of expenses within cost of sales in the consolidated financial statements of income for the year ended December 31, 2020. The Surfactant and Polymer segments recorded $5,200,000 and $12,800,000, respectively, in insurance recovery.

24. Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $55,480,000, $36,588,000, and $17,946,000 that were unpaid at December 31, 2022, 2021 and 2020, respectively. Noncash financing activities included 58,441 shares of the Company’s common stock (valued at $6,095,000), 60,132 shares of the Company’s common stock (valued at $7,286,000) and 58,282 shares of the Company’s common stock (valued at $5,485,000) issued in connection with the Company’s equity incentive compensation plan in 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, the Company’s internal controls over financial reporting were effective based on those criteria.

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

To the Shareholders and Board of Directors of

Stepan Company

Northbrook, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

February 28, 2023

d.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors

All information required by this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 25, 2023 (the “2023 Proxy Statement”) and is incorporated by reference herein.*

(b)
Executive Officers

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

(c)
Delinquent Section 16(a) Reports

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

(d)
Audit Committee Financial Expert

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

(e)
Code of Conduct

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

Item 11. Executive Compensation

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

All information required by this Item will be included in the 2023 Proxy Statement and is incorporated by reference herein.

* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in the 2023 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(a)(3) Exhibits

See the following List of Exhibits:

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-4462), and incorporated herein by reference)

Exhibit No.	Description
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

10.9+

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

10.11+

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

10.13+

Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference

10.14+

Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference

Exhibit No.	Description
10.15+

Second Amendment to the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-4462), and incorporated herein by reference)

10.16+

Performance Award Deferred Compensation Plan (Effective January 1, 2008) (filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 001-4462), and incorporated herein by reference)

10.17

Stepan Company Directors Deferred Compensation Plan amended and restated as of January 1, 2012 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-4462), and incorporated herein by reference)

10.18+

Management Incentive Plan (As Amended and Restated Effective January 1, 2015) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-4462), and incorporated herein by reference)

10.19+	Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-04462), and incorporated herein by reference)

10.20*+	Form of Appreciation Rights Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.21*+	Form of Nonqualified Stock Option Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.22*+	Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.23*+	Form of Restricted Stock Units Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.24

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

10.25

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

10.26

First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File No. 001-4462), and incorporated herein by reference)

10.27

Second Supplement, dated as of November 1, 2011, to Note Purchase Agreement dated as of September 29, 2005, regarding 4.86% Senior Notes due November 1, 2023 (filed with the Company’s Current Report on Form 8-K filed on November 4, 2011 (File No. 001-4462), and incorporated herein by reference)

10.28

Second Amendment, dated as of April 23, 2014, to Note Purchase Agreement dated as of September 29, 2005 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference

10.29

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

Exhibit No.	Description
10.32

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-4462), and incorporated herein by reference)

10.33

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.34

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

10.35

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

10.38

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

10.39

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

21*	Subsidiaries of the Registrant at December 31, 2022

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Luis E. Rojo
Luis E. Rojo Vice President and Chief Financial Officer

February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Director	February 28, 2023
F. Quinn Stepan, Jr.

/s/ Scott R. Behrens	President and Chief Executive Officer and Director	February 28, 2023
Scott R. Behrens	(Principal Executive Officer)

/s/ Luis E. Rojo	Vice President and Chief Financial Officer	February 28, 2023
Luis E. Rojo	(Principal Financial and Accounting Officer)

/s/ Lorinda A. Burgess	Director	February 28, 2023
Lorinda A. Burgess

/s/ Randall S. Dearth	Director	February 28, 2023
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 28, 2023
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 28, 2023
Gregory E. Lawton

/s/ Jan Stern Reed	Director	February 28, 2023
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 28, 2023
Edward J. Wehmer

Luis E. Rojo, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 28, 2023	/s/ Luis E. Rojo
Luis E. Rojo