Form 10-Q
period 2023-03-31
STEPAN CO
filed 2023-05-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $1 par value	22,341,234 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Net Sales	$651,436	$675,276
Cost of Sales	577,876	566,057
Gross Profit	73,560	109,219
Operating Expenses:
Selling	13,067	15,277
Administrative	22,639	21,572
Research, development and technical services	15,138	16,473
Deferred compensation (income) expense	1,502	(7,501)
	52,346	45,821
Business restructuring expenses	(157)	(52)
Operating Income	21,057	63,346
Other Income (Expense):
Interest, net	(2,822)	(2,306)
Other, net (Note 15)	1,668	(1,650)
	(1,154)	(3,956)

Income Before Provision for Income Taxes	19,903	59,390
Provision for Income Taxes	3,761	14,581
Net Income	16,142	44,809

Net Income Per Common Share (Note 10):
Basic	$0.71	$1.96
Diluted	$0.70	$1.93

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,757	22,896
Diluted	22,994	23,167

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31,
	2023	2022
Net Income	$16,142	$44,809
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11)	18,423	9,829
Defined benefit pension adjustments, net of tax (Note 11)	58	436
Derivative instrument activity, net of tax (Note 11)	(1,517)	2,788
Total Other Comprehensive Income	16,964	13,053
Comprehensive Income	$33,106	$57,862

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$126,956	$173,750
Receivables, net	470,275	436,914
Inventories (Note 6)	368,372	402,531
Other current assets	40,921	31,607
Total current assets	1,006,524	1,044,802
Property, Plant and Equipment:
Cost	2,443,605	2,370,552
Less: Accumulated depreciation	(1,323,476)	(1,297,255)
Property, plant and equipment, net	1,120,129	1,073,297
Goodwill, net	97,348	95,922
Other intangible assets, net	57,402	58,026
Long-term investments (Note 3)	23,254	23,294
Operating lease assets (Note 7)	65,995	62,540
Other non-current assets	75,285	75,291
Total assets	$2,445,937	$2,433,172
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$257,298	$132,111
Accounts payable	289,126	375,726
Accrued liabilities	116,320	162,812
Total current liabilities	662,744	670,649
Deferred income taxes	9,469	10,179
Long-term debt, less current maturities (Note 14)	453,742	455,029
Non-current operating lease liabilities (Note 7)	53,713	50,559
Other non-current liabilities	76,356	80,691
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,957,952 issued shares in 2023 and 26,840,843 issued shares in 2022	26,958	26,841
Additional paid-in capital	239,585	237,202
Accumulated other comprehensive loss (Note 11)	(150,548)	(167,512)
Retained earnings	1,258,112	1,250,130
Less: Common treasury stock, at cost, 4,625,811 shares in 2023 and 4,605,858 shares in 2022	(184,194)	(180,596)
Total equity	1,189,913	1,166,065
Total liabilities and equity	$2,445,937	$2,433,172

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$16,142	$44,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,542	22,915
Deferred compensation	1,502	(7,501)
Realized and unrealized (gains) losses on long-term investments	(1,516)	2,487
Stock-based compensation	999	2,957
Deferred income taxes	(660)	(2,545)
Other non-cash items	36	1,031
Changes in assets and liabilities:
Receivables, net	(40,420)	(80,344)
Inventories	38,265	481
Other current assets	(9,222)	(3,915)
Accounts payable and accrued liabilities	(98,523)	(1,183)
Pension liabilities	(531)	(599)
Environmental and legal liabilities	(3,464)	56
Deferred revenues	(208)	421
Net Cash Used In By Operating Activities	(72,058)	(20,930)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(92,158)	(60,288)
Other, net	1,817	3,156
Net Cash Used In Investing Activities	(90,341)	(57,132)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	123,847	98,636
Other debt borrowings (Note 14)	—	75,000
Dividends paid	(8,160)	(7,513)
Company stock repurchased	—	(9,935)
Stock option exercises	1,514	114
Other, net	(3,665)	(1,469)
Net Cash Provided By Financing Activities	113,536	154,833
Effect of Exchange Rate Changes on Cash	2,069	84
Net Increase (Decrease) in Cash and Cash Equivalents	(46,794)	76,855
Cash and Cash Equivalents at Beginning of Period	173,750	159,186
Cash and Cash Equivalents at End of Period	$126,956	$236,041
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$15,518	$8,312
Cash payments of interest	$6,007	$2,500

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three months ended March 31, 2023 and 2022:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 25,981 shares of common stock under incentive compensation plan	1,514	26	1,488	—	—	—

Stock-based and deferred compensation	(2,612)	91	895	(3,598)	—	—

Net income	16,142	—	—	—	—	16,142

Other comprehensive income	16,964	—	—	—	16,964	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,160)	—	—	—	—	(8,160)
Balance, March 31, 2023	$1,189,913	$26,958	$239,585	$(184,194)	$(150,548)	$1,258,112

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 1,514 shares of common stock under incentive compensation plan	114	2	112	—	—	—

Purchase of 98,206 shares of common stock	(9,935)	—	—	(9,935)	—	—

Stock-based and deferred compensation	2,017	51	3,568	(1,602)	—	—

Net income	44,809	—	—	—	—	44,809

Other comprehensive income	13,053	—	—	—	13,053	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,513)	—	—	—	—	(7,513)
Balance, March 31, 2022	$1,116,738	$26,814	$224,500	$(165,239)	$(140,183)	$1,170,846

3.
FAIR VALUE MEASUREMENTS

Derivative assets and liabilities include the foreign currency exchange and interest rate swap contracts discussed in Note 4, Derivative Instruments, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair value of the interest rate swap was calculated as the difference between the contracted swap rate and the floating interest rate multiplied by the present value of the notional amount of the contract.

At March 31, 2023, and December 31, 2022, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $722,000 and $686,000 as of March 31, 2023 and December 31, 2022, respectively):

(In thousands)	March 31, 2023	December 31, 2022
Fair value	$671,009	$541,029
Carrying value	711,762	587,826

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2023, and December 31, 2022, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$23,254	$23,254	$—	$—
Derivative assets:
Interest rate contracts	6,843	—	6,843	—
Foreign currency contracts	1,454	—	1,454	—
Total assets at fair value	$31,551	$23,254	$8,297	$—
Derivative liabilities:
Foreign currency contracts	$1,890	$—	$1,890	$—

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,294	$23,294	$—	$—
Derivative assets:
Interest rate contracts	8,357	—	8,357	—
Foreign currency contracts	513	—	513	—
Total assets at fair value	$32,164	$23,294	$8,870	$—
Derivative liabilities:
Foreign currency contracts	$525	$—	$525	$—

4.
DERIVATIVE INSTRUMENTS

At March 31, 2023, and December 31, 2022, the Company had open forward foreign currency exchange contracts, all with durations of one to six months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $87,656,000 and $56,746,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At March 31, 2023, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on March 31, 2023, and December 31, 2022, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three months ended March 31, 2023 and 2022, were immaterial. For amounts reclassified out of AOCI into earnings for the three months ended March 31, 2023 and 2022, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended March 31,
2023	2022
$999	$2,957

The decrease in stock-based compensation expense for the first quarter of 2023 compared to the same period a year ago was attributable to the Company's management lowering the assessment of performance targets for certain grants. In addition, during the first quarter of 2022, the Company accelerated vesting of certain equity grants for the Company's former Chief Executive Officer, who retired on April 25, 2022.

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Stock options	$631	$692
Performance shares and RSUs	7,321	6,144
SARs	6,860	5,211

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs primarily reflects the 2023 grants of:

Shares
Stock options	2,777
Performance shares (at target) and RSUs	81,170
SARs	72,262

The unrecognized compensation costs at March 31, 2023, are expected to be recognized over weighted-average periods of 1.3 years for stock options, 2.0 years for performance shares and RSUs and 2.0 years for SARs.

6.
INVENTORIES

The composition of inventories at March 31, 2023, and December 31, 2022, was as follows:

(In thousands)	March 31, 2023	December 31, 2022
Finished goods	$235,598	$250,373
Raw materials	132,774	152,158
Total inventories	$368,372	$402,531

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$4,349	$4,108
Short-term lease cost	2,779	1,338
Variable lease cost	557	202
Total lease cost	$7,685	$5,648
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,332	$4,075
Right-of-use assets obtained in exchange for new operating lease liabilities	6,545	2,819

The following table outlines the maturities of lease liabilities as of March 31, 2023.

(In thousands)
Undiscounted Cash Flows:
2023 (excluding the three months ended March 31, 2023)	$12,080
2024	11,424
2025	7,718
2026	5,968
2027	5,499
Subsequent to 2027	36,810
Total Undiscounted Cash Flows	$79,499
Less: Imputed interest	(12,411)
Present value	$67,088
Current operating lease liabilities (1)	13,375
Non-current operating lease liabilities	53,713
Total lease liabilities	$67,088
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 years
Weighted-average discount rate-operating leases	3.4%

As of March 31, 2023 the Company had railcars leases, valued at approximately $3,865,000, that had not commenced. These leases will commence during the second and the third quarters of 2023 with lease terms ranging 5 year to 7 years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2023, the Company estimated a range of possible environmental losses and legal losses of $29,153,000 to $52,949,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $29,153,000 at March 31, 2023 and $32,628,000 at December 31, 2022. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $3,466,000 and $428,000 for the three months ended March 31, 2023 and 2022, respectively.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based on the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material.

Following are summaries of the Company’s major contingencies at March 31, 2023:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,530,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2023. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended March 31,
	2023	2022
Interest cost	$1,731	$1,235
Expected return on plan assets	(2,133)	(2,201)
Amortization of net actuarial (gain) loss	(6)	577
Net periodic benefit cost	$(408)	$(389)

	UNITED KINGDOM
(In thousands)	Three Months Ended March 31,
	2023	2022
Interest cost	$164	$101
Expected return on plan assets	(170)	(107)
Amortization of net actuarial loss	81	3
Net periodic benefit cost	$75	$(3)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $256,000 is expected to be paid related to the unfunded non-qualified plans in 2023. Of such amount, $114,000 had been paid related to the non-qualified plans as of March 31, 2023.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $451,000 to its defined benefit pension plan in 2023. Of such amount, $113,000 had been contributed to the plan as of March 31, 2023.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the three months ended March 31, 2023 and 2022, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2022 and 2023, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Retirement savings contributions	$2,048	$2,198
Profit sharing contributions	707	1,465
Total defined contribution plan expenses	$2,755	$3,663

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At March 31, 2023, the balance of the trust assets was $514,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$16,142	$44,809
Weighted-average number of common shares outstanding	22,757	22,896
Basic earnings per share	$0.71	$1.96

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$16,142	$44,809
Weighted-average number of shares outstanding	22,757	22,896
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	99	99
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	—
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	108	120
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	29	52
Weighted-average shares applicable to diluted earnings	22,994	23,167
Diluted earnings per share	$0.70	$1.93

(1)
403,711 and 364,350 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2023 and 2022, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three months ended March 31, 2023 and 2022:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	9,829	—	2,791	12,620
Amounts reclassified from AOCI	—	436	(3)	433
Net current-period other comprehensive income	9,829	436	2,788	13,053
Balance at March 31, 2022	$(125,439)	$(17,586)	$2,842	$(140,183)

Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	18,423	—	(1,514)	16,909
Amounts reclassified from AOCI	—	58	(3)	55
Net current-period other comprehensive income	18,423	58	(1,517)	16,964
Balance at March 31, 2023	$(138,412)	$(19,021)	$6,885	$(150,548)

Information regarding the reclassifications out of AOCI for the three months ended March 31, 2023 and 2022, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31,		Affected Line Item in Condensed Consolidated Statements of Income
	2023	2022
Amortization of defined benefit pension actuarial losses	$(75)	$(580)	(2)
	17	144	Tax benefit
	$(58)	$(436)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	3	Cost of sales
	3	3	Total before tax
	—	—	Tax benefit
	$3	$3	Net of tax
Total reclassifications for the period	$(55)	$(433)	Net of tax

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

12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2023 and 2022, were as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Segment Net Sales
Surfactants	$467,828	$468,266
Polymers	161,127	187,079
Specialty Products	22,481	19,931
Total	$651,436	$675,276

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three months ended March 31, 2023 and 2022, are summarized below:

(In thousands)	Three Months Ended March 31,
	2023	2022
Segment Operating Income
Surfactants	$27,056	$53,769
Polymers	10,004	14,129
Specialty Products	2,530	3,695
Segment operating income	39,590	71,593
Business restructuring	(157)	(52)
Unallocated corporate expenses (1)	(18,376)	(8,195)
Total operating income	21,057	63,346
Other Income (Expense)
Interest, net	(2,822)	(2,306)
Other, net	1,668	(1,650)
Income before provision for income taxes	$19,903	$59,390
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2023, the Company had $797,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $739,000 of revenue in the first three months of 2023 from pre-existing contract liabilities at December 31, 2022. During 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On March 31, 2023, $8,309,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $184,000 of revenue has been recognized from this contract as of March 31, 2023.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2023 and 2022. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended March 31, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$277,140	$81,169	$17,599	$375,908
Europe	91,120	69,057	4,872	165,048
Latin America	81,099	785	10	81,894
Asia	18,470	10,116	—	28,586
Total	$467,828	$161,127	$22,481	$651,436

(In thousands)	For the Three Months Ended March 31, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$273,228	$94,856	$16,676	$384,760
Europe	91,017	80,783	3,132	174,932
Latin America	85,434	1,220	123	86,777
Asia	18,587	10,220	—	28,807
Total	$468,266	$187,079	$19,931	$675,276

14.
DEBT

At March 31, 2023 and December 31, 2022, debt was comprised of the following:

(In thousands)	Maturity Dates	March 31, 2023	December 31, 2022
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $175 and $186 for 2023 and 2022, respectively)	2023-2027	$71,254	$71,243
3.86% (net of unamortized debt issuance cost of $112 and $125 for 2023 and 2022, respectively)	2023-2025	42,745	42,732
4.86% (net of unamortized debt issuance cost of $19 and $30 for 2023 and 2022, respectively)	2023	9,266	9,260
2.30% (net of unamortized debt issuance cost of $116 and $122 for 2023 and 2022, respectively)	2024-2028	49,884	49,878
2.37% (net of unamortized debt issuance cost of $122 and $128 for 2023 and 2022, respectively)	2024-2028	49,878	49,872
2.73% (net of unamortized debt issuance cost of $102 and $55 for 2023 and 2022, respectively)	2025-2031	99,898	99,945
2.83% (net of unamortized debt issuance cost of $76 and $40 for 2023 and 2022, respectively)	2026-2032	74,924	74,960
Revolving credit facility and term loan borrowing	2023-2027	307,125	189,250
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2023	6,066	-
Total debt		$711,040	$587,140
Less current maturities		257,298	132,111
Long-term debt		$453,742	$455,029

The Company's long-term debt financing is currently comprised of certain senior unsecured notes issued to insurance companies in private placement transactions, totaling $397,849,000 as of March 31, 2023. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 4.86 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2023 to 2032.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2023, the Company had outstanding letters of credit totaling $11,485,000 and $307,125,000 of outstanding borrowings under the credit agreement, inclusive of a $98,125,000 delayed draw term loan ($1,875,000 of the term loan principal has been permanently repaid as scheduled). There was $129,515,000 available under the credit agreement as of March 31, 2023.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $233,685,000 and $224,189,000 at March 31, 2023 and December 31, 2022, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31,
	2023	2022
Foreign exchange gains (losses)	$(324)	$282
Investment income	143	163
Realized and unrealized gains (losses) on investments	1,516	(2,487)
Net periodic benefit cost	333	392
Other, net	$1,668	$(1,650)

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $27,061,000 and $37,154,000 that were unpaid at March 31, 2023 and 2022, respectively. Noncash financing activities included the issuance of 88,497 shares of the Company’s common stock (valued at $9,607,000) and 48,936 shares of the Company’s common stock (valued at $5,145,000) in connection with the Company’s equity incentive compensation plan during the period ended March 31, 2023 and 2022, respectively.

17.
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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the risks and uncertainties related to the following:

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales for the first three months of 2023, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 25 percent of consolidated net sales for the first three months of 2023, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2023, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended March 31,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expenses)	$(1.5)	$7.5	$(9.0)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.5	(2.5)	4.0
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$0.1	$5.2	$(5.1)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(In millions)	2023	2022	Decrease	(Decrease) Due to Foreign Translation
Net Sales	$651.4	$675.3	$(23.9)	$(12.5)
Gross Profit	73.6	109.2	(35.6)	(1.5)
Operating Income	21.1	63.3	(42.2)	(1.1)
Pretax Income	19.9	59.4	(39.5)	(1.1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

Summary

Net income in the first quarter of 2023 decreased 64 percent to $16.1 million, or $0.70 per diluted share, from $44.8 million, or $1.93 per diluted share, in the first quarter of 2022. Adjusted net income decreased 60 percent to $16.4 million, or $0.71 per diluted share, from $40.7 million, or $1.76 per diluted share in the first quarter of 2022 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2023 compared to the first quarter of 2022. A detailed discussion of segment operating performance for the first quarter of 2023 compared to the first quarter of 2022 follows the summary.

Consolidated net sales decreased $23.8 million, or four percent, versus the prior year quarter. Consolidated sales volume declined 14 percent, which negatively impacted the change in net sales by $97.6 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased 13 percent, 18 percent and seven percent, respectively. The decline in sales volume was primarily due to lower market demand and continued customer and channel inventory destocking. Foreign currency translation negatively impacted the year-over-year change in net sales by $12.5 million due to a stronger U.S. dollar against most currencies in foreign locations where the Company has operations. Higher average selling prices positively impacted the year-over-year change in net sales by $86.3 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material and input costs as well as more favorable product and customer mix.

Operating income in the first quarter of 2023 decreased $42.3 million, or 67 percent, versus operating income in the first quarter of 2022. Surfactant, Polymer and Specialty Products operating income decreased $26.7 million, $4.1 million, and $1.2 million, respectively, versus the first quarter of 2022. Corporate expenses, including business restructuring and deferred compensation expenses, increased $10.3 million year-over-year. Most of this increase was attributable to $9.0 million of higher deferred compensation expense in the current year quarter. Foreign currency translation had a $1.1 million unfavorable impact on operating income in the first quarter of 2023 versus the prior year.

Operating expenses (including deferred compensation and business restructuring) increased $6.6 million, or 14 percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $2.2 million, or 14 percent, primarily due to lower incentive-based compensation and bad debt expenses.
•
Administrative expenses increased $1.1 million, or five percent, primarily due to the higher salaries, cloud-based application costs, patent and trademark expenses, and other smaller items that more than offset lower incentive-based compensation expenses.
•
Research, development and technical service (R&D) expenses decreased $1.3 million, or eight percent, primarily due to lower incentive-based compensation expenses.
•
Deferred compensation was $1.5 million of expense in the first quarter of 2023 versus $7.5 million of income in the prior year quarter. The $9.0 million increase in deferred compensation expense was primarily due to a $25.48 per share decrease in the market price of Company common stock in the first quarter of 2022 compared to a $3.43 per share decrease in the first quarter of 2023. A year-over-year increase in the market value of mutual fund investment assets held for the plans in the first quarter of 2023, versus a decrease in the first quarter of 2022, also contributed to the higher expense in the first quarter of 2023. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first quarter of 2023 increased $0.5 million, or 22 percent, versus the first quarter of 2022. This increase was primarily attributable to higher outstanding debt balances and higher interest rates in 2023 versus 2022.

Other, net was $1.7 million of income in the first quarter of 2023 versus $1.7 million of expense in the first quarter of 2022. The Company recognized $1.7 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2023 compared to $2.3 million of investment losses in the first quarter of 2022. In addition, the Company reported $0.3 million of foreign exchange losses in the first quarter of 2023 versus $0.3 million of foreign exchange gains in the first quarter of 2022. The Company's net periodic pension income was flat between years.

The Company’s effective tax rate was 18.9 percent in the first quarter of 2023 versus 24.6 percent in the first quarter of 2022. The decrease was primarily attributable to more favorable tax benefits derived from stock-based compensation awards exercised or distributed in the first quarter of 2023 versus the first quarter of 2022.

Segment Results

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$467,828	$468,266	$(438)	0
Polymers	161,127	187,079	(25,952)	-14
Specialty Products	22,481	19,931	2,550	13
Total Net Sales	$651,436	$675,276	$(23,840)	-4

(Dollars in thousands)	For the Three Months Ended March 31,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$27,056	$53,769	$(26,713)	-50
Polymers	10,004	14,129	(4,125)	-29
Specialty Products	2,530	3,695	(1,165)	-32
Segment Operating Income	$39,590	$71,593	$(32,003)	-45
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$16,874	$15,696	$1,178	8
Deferred Compensation Expense (Income)	1,502	(7,501)	9,003	-120
Business Restructuring	157	52	105	202
Total Operating Income	$21,057	$63,346	$(42,289)	-67

Surfactants

Surfactant net sales for the first quarter of 2023 decreased $0.4 million versus net sales for the first quarter of 2022. Higher average selling prices positively impacted the change in net sales by $67.5 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and input costs as well as improved product and customer mix. Sales volume declined 13 percent and negatively impacted the change in net sales by $62.0 million. Foreign currency translation had a $5.9 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2023	2022	Increase (Decrease)	Percent Change
North America	$277,139	$273,228	$3,911	1
Europe	91,120	91,017	103	0
Latin America	81,099	85,434	(4,335)	-5
Asia	18,470	18,587	(117)	-1
Total Surfactants Segment	$467,828	$468,266	$(438)	0

Net sales for North American operations increased $3.9 million, or one percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $52.7 million. The higher average selling prices were mainly attributable to the pass-through of higher raw material and input costs along with more favorable product and customer mix. Sales volume declined 18 percent between years and negatively impacted the change in net sales by $47.9 million. The lower sales volume was primarily due to lower commodity laundry demand, startup delays associated with our low 1,4 dioxane transition and the previously disclosed backward integration by one customer in the third quarter of 2022, lower demand in the personal care end market and continued customer and channel inventory destocking. Higher demand for products sold into the agricultural end market partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.9 million.

Net sales for European operations increased $0.1 million versus the prior year quarter. Higher average selling prices positively impacted the year-over-year change in net sales by $13.3 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs. Sales volume declined eight percent and negatively impacted the change in net sales by $7.5 million. Lower sales volume into the laundry and cleaning end market, mostly commodity laundry products, the personal care end market and to our distribution partners was partially offset by higher demand for products sold into the agriculture end market. Foreign currency translation negatively impacted the change in net sales by $5.7 million. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations decreased $4.3 million, or five percent, primarily due to a five percent decrease in sales volume and lower average selling prices. These items negatively impacted the change in net sales by $4.1 million and $1.9 million, respectively. The lower sales volume was primarily due to lower demand for commodity laundry products sold within the consumer products business and lower demand for products sold into the functional product end markets. Foreign currency translation positively impacted the change in net sales by $1.7 million.

Net sales for Asian operations decreased $0.1 million, or one percent, versus the prior year quarter. Higher average selling prices positively impacted the change in net sales by $4.1 million. The higher average selling prices primarily reflect the pass-through of higher raw material costs and improved product and customer mix. A 17 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $3.1 million and $1.1 million, respectively. The decline in sales volume was primarily due to lower demand for products sold into the personal care end market that was partially offset by higher sales into the functional product end markets and higher demand from our distribution partners.

Surfactant operating income for the first quarter of 2023 decreased $26.7 million, or 50 percent, versus operating income for the first quarter of 2022. Gross profit decreased $29.2 million, or 36 percent, and operating expenses decreased $2.5 million, or nine percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2023	2022	(Decrease)	Percent Change
North America	$35,213	$53,168	$(17,955)	-34
Europe	10,220	13,159	(2,939)	-22
Latin America	7,172	13,139	(5,967)	-45
Asia	283	2,641	(2,358)	-89
Surfactants Segment Gross Profit	$52,888	$82,107	$(29,219)	-36
Operating Expenses	25,832	28,338	(2,506)	-9
Surfactants Segment Operating Income	$27,056	$53,769	$(26,713)	-50

Gross profit for North American operations decreased $18.0 million, or 34 percent, versus the prior year primarily due to an 18 percent decline in sales volume and lower average unit margins. These items negatively impacted the year-over-year change in gross profit by $9.3 million and $8.6 million, respectively. Gross profit was negatively impacted by higher costs due to inflation, higher pre-commissioning expenses related to the new alkoxylation production facility in Pasadena, Texas and startup expenses related to the Company's new low 1,4 dioxane capacity in the United States. Foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Gross profit for European operations decreased $2.9 million, or 22 percent, due to lower average unit margins, an eight percent decrease in sales volume and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in gross profit by $1.2 million, $1.1 million and $0.6 million, respectively. The lower average unit margins were mostly due to less favorable product and customer mix along with higher costs due to inflation.

Gross profit for Latin American operations decreased $6.0 million, or 45 percent, primarily due to lower average unit margins. The lower average unit margins negatively impacted the change in gross profit by $5.3 million and primarily reflect a less favorable product and customer mix, mostly due to lower demand for products sold into the agricultural end market, and higher costs due to inflation. A five percent decline in sales volume negatively impacted the year-over-year change in gross profit by $0.7 million.

Gross profit for Asia operations decreased $2.4 million, or 89 percent, primarily due to lower average unit margins. The lower average unit margins negatively impacted the change in gross profit by $1.9 million and were mostly attributable to higher unit overhead costs due to the timing of production runs. A 17 percent decline in sales volume negatively impacted the change in gross profit by $0.4 million. The unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $2.5 million, or nine percent, in the first quarter of 2023 versus the first quarter of 2022. This decrease was mainly attributable to lower incentive-based compensation expenses.

Polymers

Polymer net sales for the first quarter of 2023 decreased $26.0 million, or 14 percent, versus net sales for the same period of 2022. An 18 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $34.1 and $6.3 million, respectively. Higher average selling prices positively impacted the change in net sales by $14.4 million. The higher average selling prices were mainly due to the pass through of higher raw material and input costs along with margin recovery. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2023	2022	(Decrease)	Percent Change
North America	$81,169	$94,856	$(13,687)	-14
Europe	69,057	80,783	(11,726)	-15
Asia and Other	10,901	11,440	(539)	-5
Total Polymers Segment	$161,127	$187,079	$(25,952)	-14

Net sales for North American operations decreased $13.7 million, or 14 percent, primarily due to a 25 percent decrease in sales volume. The decline in sales volume negatively impacted the change in net sales by $23.5 million. Sales volume of polyols used in rigid foam applications decreased 30 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 13 percent and 12 percent, respectively. The year-over-year decline in sales volume reflects customer inventory destocking and lower construction-related activity. Higher average selling prices positively impacted the change in net sales by $9.8 million. The higher average selling prices were mainly due to the pass-through of higher raw material and input costs.

Net sales for European operations decreased $11.7 million, or 15 percent, year-over-year. A 17 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $13.3 million and $5.5 million, respectively. The decline in sales volume reflects customer inventory destocking, lower construction-related activity and customer share loss. A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect. Higher average selling prices positively impacted the change in net sales by $7.1 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and margin recovery.

Net sales for Asia and Other operations decreased $0.5 million, or five percent, primarily due to a decline in average selling prices and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in net sales by $1.5 million and $0.8 million, respectively. Sales volume increased 16 percent and positively impacted the change in net sales by $1.8 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China.

Polymer operating income in the first quarter of 2023 decreased $4.1 million, or 29 percent, versus operating income in the first quarter of 2022. Gross profit decreased $5.0 million, or 22 percent and operating expenses decreased $0.9 million or 11 percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2023	2022	(Decrease)	Percent Change
North America	$6,144	$8,280	$(2,136)	-26
Europe	10,312	12,861	(2,549)	-20
Asia and Other	867	1,171	(304)	-26
Polymers Segment Gross Profit	$17,323	$22,312	$(4,989)	-22
Operating Expenses	7,319	8,183	(864)	-11
Polymers Segment Operating Income	$10,004	$14,129	$(4,125)	-29

Gross profit for North American operations decreased $2.1 million, or 26 percent. This decrease was entirely related to the 25 percent decline in sales volume as average unit margins were flat year-over-year.

Gross profit for European operations decreased $2.5 million, or 20 percent, versus the first quarter of 2022. The decrease was primarily due to a 17 percent decline in sales volume and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in gross profit by $2.1 million and $0.8 million, respectively. Higher average unit margins positively impacted the change in gross profit by $0.4 million.

Gross profit for Asia and Other operations decreased $0.3 million, or 26 percent, primarily to lower average unit margins and the unfavorable impact of foreign currency translation. These items negatively impacted the change in gross profit by $0.4 million and $0.1 million, respectively. Sales volume increased 16 percent and positively impacted the change in gross profit by $0.2 million.

Operating expenses for the Polymers segment declined $0.9 million, or 11 percent, in the first quarter of 2023 versus the first quarter of 2022. This decrease was mainly attributable to lower incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the first quarter of 2023 increased $2.6 million, or 13 percent, versus net sales for the first quarter of 2022. This increase reflects higher average selling prices which more than offset a seven percent decline in sales volume. Gross profit and operating income decreased $1.5 million and $1.2 million, respectively, year-over-year. The year-over-year declines in gross profit and operating income were mostly attributable to lower sales volume and unit margins within the medium chain triglycerides (MCTs) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $10.3 million between quarters. Corporate expenses were $18.5 million in the first quarter of 2023 versus $8.2 million in the first quarter of 2022. This year-over-year increase was primarily attributable to $9.0 million of higher deferred compensation expenses.

The $9.0 million increase in deferred compensation expense was primarily due to a $25.48 per share decrease in the market price of Company common stock in the first quarter of 2022 compared to a $3.43 per share decrease in the first quarter of 2023. A year-over-year increase in the market value of mutual fund investment assets held for the plans in the first quarter of 2023, versus a decrease in the first quarter of 2022, also contributed to the higher expense in the first quarter of 2023. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended March 31, 2023 and 2022:

	2023	2022		2021
	March 31	December 31	March 31	December 31
Company Common Stock Price	$103.03	$106.46	$98.81	$124.29

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2023, operating activities were a cash use of $72.1 million versus a cash use of $20.9 million for the comparable period in 2022. For the first three months of 2023, investing cash outflows totaled $90.3 million versus cash outflows of $57.1 million in the prior year period. Financing activities were a cash source of $113.5 million versus a cash source of $154.8 million in the prior year period.

Cash and cash equivalents decreased $46.8 million compared to December 31, 2022, inclusive of a $2.1 million favorable foreign exchange rate impact. On March 31, 2023, the Company’s cash and cash equivalents totaled $127.0 million. Cash in U.S. demand deposit accounts and certificates of deposit totaled $8.2 million and cash in U.S. money market funds totaled $9.1 million. The Company’s non-U.S. subsidiaries held $109.7 million of cash as of March 31, 2023.

Operating Activities

Net income during the first three months of 2023 decreased $28.7 million versus the comparable period in 2022. Working capital was a cash use of $109.9 million during the first three months of 2023 versus a use of $85.0 million in the comparable period in 2022.

Accounts receivable were a cash use of $40.4 million during the first three months of 2023 compared to a cash use of $80.3 million for the comparable period of 2022. Inventories were a cash source of $38.3 million in 2023 versus a cash source of $0.5 million in 2022. Accounts payable and accrued liabilities were a cash use of $98.5 million in 2023 compared to a cash use of $1.2 million for the same period in 2022.

Working capital requirements were higher in the first three months of 2023 compared to 2022 primarily due to the changes noted above. The lower accounts receivable cash usage reflects lower sales volume principally due to a slow down in customer demand across most end use markets and customer inventory and channel destocking. The higher cash source from inventories was due to lower quantities and prices in 2023. The higher accounts payable cash usage reflects lower quantities of raw materials purchased during the first quarter of 2023 and the payment of higher 2022 year-end accruals during the first quarter of 2023. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2023.

Investing Activities

Cash used for investing activities increased $33.2 million year-over-year. Cash used for capital expenditures was $92.2 million in the first three months of 2023 versus $60.3 million in 2022. The higher capital spending in 2023 is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2023, the Company estimates that total capital expenditures will be in the range of $220.0 million to $240.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet new regulatory limits in 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States and Mexico. The equipment upgrades to meet the new regulatory limits in 1,4 Dioxane are expected to be completed by the end of the second quarter of 2023 and the new alkoxylation plant is expected to start up in the first half of 2024.

Financing Activities

Cash flow from financing activities was a source of $113.5 million in 2023 versus a source of $154.8 million in 2022. The year-over-year change was primarily due to a lower level of borrowings.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the three months ended March 31, 2023, the Company did not purchase any shares of its common stock on the open market. At March 31, 2023, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $587.1 million on December 31, 2022 to $711.0 million on March 31, 2023, primarily due to higher domestic borrowings from the Company’s revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $170.7 million, from $413.3 million at December 31, 2022 to $584.0 million at March 31, 2023. This change was due to a debt increase of $123.9 million and a cash decrease of $46.8 million.

As of March 31, 2023, the ratio of net debt to net debt plus shareholders’ equity was 32.9 percent versus 26.2 percent at December 31, 2022 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On March 31, 2023, the Company’s debt included $397.8 million of unsecured notes, with maturities ranging from 2023 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, a $98.1 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $209.0 million of short term loans borrowed under its revolving credit facility and $6.1 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2023, the Company had outstanding loans totaling $307.1 million, inclusive of a $98.1 million delayed draw term loan, and letters of credit totaling $11.5 million under the credit agreement, with $129.5 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2023, the Company’s foreign subsidiaries had $6.1 million of outstanding debt.

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

The Company believes it was in compliance with all of its debt covenants as of March 31, 2023.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2023 and 2022, the Company’s expenditures for capital projects related to environmental matters were $1.5 million and $2.5 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.9 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $29.2 million to $52.9 million at March 31, 2023 and $32.6 million to $56.4 million at December 31, 2022. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $29.2 million at March 31, 2023 and $32.6 million at December 31, 2022. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain legal matters were $3.5 million for the three months ended March 31, 2023, compared to $0.4 million for the same period in 2022.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based on the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company. See also Note 8, Contingencies, in the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the significant environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes the Company's second quarter 2023 sales volume will remain depressed versus the prior year as markets continue to reconcile future demand with current inventory levels. Management expects year-over-year volume growth during the second half of the year driven by modest recovery in demand for Rigid polyols, growth in Surfactant sales volume associated with new contracted business and a low comparable base. The Company remains committed to advancing its strategic and innovation initiatives that are instrumental to long-term growth and will continue to actively control costs and execute its productivity programs.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2022 Annual Report on Form 10-K.

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

	Three Months Ended
(In millions, except per share amounts)	March 31, 2023		March 31, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$16.1	$0.70	$44.8	$1.93

Deferred Compensation (Income) Expense (including related investment activity)	(0.1)	—	(5.2)	(0.22)
Business Restructuring	0.1	—	—	—
Cash Settled Stock Appreciation Rights	—	—	(0.5)	(0.02)
Remediation Expenses	0.4	0.01	0.3	0.01
Cumulative Tax Effect on Above Adjustment Items	(0.1)	—	1.3	0.06
Adjusted Net Income	$16.4	$0.71	$40.7	$1.76

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	March 31, 2023	December 31, 2022
Current Maturities of Long-Term Debt as Reported	$257.3	$132.1
Long-Term Debt as Reported	453.7	455.0
Total Debt as Reported	711.0	587.1
Less Cash and Cash Equivalents as Reported	(127.0)	(173.8)
Net Debt	$584.0	$413.3
Equity	$1,189.9	$1,166.1
Net Debt plus Equity	$1,773.9	$1,579.4
Net Debt/Net Debt plus Equity	33%	26%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2022 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, there have been no material changes to the legal proceedings disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2023:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 2023	1,798	(2)	$106.11	—	$125,050,905
February 2023	26,858	(3)	$110.83	—	$125,050,905
March 2023	11,745	(4)	$104.97	—	$125,050,905

Total	40,401		$108.92	—	$125,050,905

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
(2)
Includes 1,456 and 342 shares of Company common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.
(3)
Includes 8,559, 17,713 and 586 shares of Company common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the distribution of deferred performance shares and the exercise of stock appreciation rights, respectively.
(4)
Represents shares of Company common stock surrendered by employees to settle statutory withholding taxes related to the distribution of performance shares.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description
10.1+	–	Form of Appreciation Rights Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.2+	–	Form of Nonqualified Stock Option Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.3+	–	Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.4+	–	Form of Restricted Stock Units Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema Document

101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	Inline XBRL Taxonomy Extension Definition Document

101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 4, 2023

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer