Form 10-Q
period 2023-06-30
STEPAN CO
filed 2023-08-03
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2023
Common Stock, $1 par value	22,351,168 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$579,975	$751,633	$1,231,411	$1,426,909
Cost of Sales	513,578	620,019	1,091,454	1,186,076
Gross Profit	66,397	131,614	139,957	240,833
Operating Expenses:
Selling	11,109	15,552	24,176	30,829
Administrative	22,589	24,079	45,228	45,651
Research, development and technical services	14,105	16,690	29,243	33,163
Deferred compensation (income) expense	743	(3,406)	2,245	(10,907)
	48,546	52,915	100,892	98,736
Goodwill impairment (Note 16)	—	978	—	978
Business restructuring expenses	42	81	199	133
Operating Income	17,809	77,640	38,866	140,986
Other Income (Expense):
Interest, net	(3,865)	(2,727)	(6,687)	(5,033)
Other, net (Note 15)	2,370	(5,369)	4,038	(7,019)
	(1,495)	(8,096)	(2,649)	(12,052)

Income Before Provision for Income Taxes	16,314	69,544	36,217	128,934
Provision for Income Taxes	3,630	17,418	7,391	31,999
Net Income	12,684	52,126	28,826	96,935

Net Income Per Common Share (Note 10):
Basic	$0.56	$2.29	$1.27	$4.24
Diluted	$0.55	$2.26	$1.25	$4.19

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,768	22,792	22,763	22,842
Diluted	22,945	23,055	22,970	23,115

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$12,684	$52,126	$28,826	$96,935
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11)	16,497	(36,096)	34,920	(26,267)
Defined benefit pension adjustments, net of tax (Note 11)	60	434	118	870
Derivative instrument activity, net of tax (Note 11)	1,621	2,043	104	4,831
Total Other Comprehensive Income	18,178	(33,619)	35,142	(20,566)
Comprehensive Income	$30,862	$18,507	$63,968	$76,369

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$133,929	$173,750
Receivables, net	423,399	436,914
Inventories (Note 6)	339,961	402,531
Other current assets	41,433	31,607
Total current assets	938,722	1,044,802
Property, Plant and Equipment:
Cost	2,517,028	2,370,552
Less: Accumulated depreciation	(1,351,244)	(1,297,255)
Property, plant and equipment, net	1,165,784	1,073,297
Goodwill, net (Note 16)	98,523	95,922
Other intangible assets, net	56,501	58,026
Long-term investments (Note 3)	25,029	23,294
Operating lease assets (Note 7)	68,202	62,540
Other non-current assets	78,057	75,291
Total assets	$2,430,818	$2,433,172
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$244,360	$132,111
Accounts payable	287,567	375,726
Accrued liabilities	110,110	162,812
Total current liabilities	642,037	670,649
Deferred income taxes	9,071	10,179
Long-term debt, less current maturities (Note 14)	438,269	455,029
Non-current operating lease liabilities (Note 7)	55,923	50,559
Other non-current liabilities	70,421	80,691
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,978,171 issued shares in 2023 and 26,840,843 issued shares in 2022	26,978	26,841
Additional paid-in capital	242,215	237,202
Accumulated other comprehensive loss (Note 11)	(132,370)	(167,512)
Retained earnings	1,262,639	1,250,130
Less: Common treasury stock, at cost, 4,627,565 shares in 2023 and 4,605,858 shares in 2022	(184,365)	(180,596)
Total equity	1,215,097	1,166,065
Total liabilities and equity	$2,430,818	$2,433,172

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$28,826	$96,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,011	46,252
Deferred compensation	2,245	(10,907)
Realized and unrealized (gains) losses on long-term investments	(3,079)	6,972
Stock-based compensation	2,158	6,955
Deferred income taxes	(3,196)	2,241
Goodwill impairment (Note 16)	—	978
Other non-cash items	681	1,142
Changes in assets and liabilities:
Receivables, net	22,760	(111,051)
Inventories	70,069	(38,564)
Other current assets	(9,543)	(4,838)
Accounts payable and accrued liabilities	(116,527)	43,326
Pension liabilities	(998)	(1,113)
Environmental and legal liabilities	(8,612)	(379)
Deferred revenues	(993)	203
Net Cash Provided By Operating Activities	35,802	38,152
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(159,900)	(129,463)
Other, net	1,669	3,156
Net Cash Used In Investing Activities	(158,231)	(126,307)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	109,448	101,771
Other debt borrowings (Note 14)	—	75,000
Other debt repayments	(14,286)	(14,286)
Dividends paid	(16,317)	(14,985)
Company stock repurchased	—	(16,976)
Stock option exercises	1,916	185
Other, net	(2,805)	(2,612)
Net Cash Provided By Financing Activities	77,956	128,097
Effect of Exchange Rate Changes on Cash	4,652	(4,543)
Net Increase (Decrease) in Cash and Cash Equivalents	(39,821)	35,399
Cash and Cash Equivalents at Beginning of Period	173,750	159,186
Cash and Cash Equivalents at End of Period	$133,929	$194,585
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$19,777	$19,353
Cash payments of interest	$13,492	$7,184

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and six months ended June 30, 2023 and 2022:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2023	$1,189,913	$26,958	$239,585	$(184,194)	$(150,548)	$1,258,112

Issuance of 6,791 shares of common stock under incentive compensation plan	402	7	395	—	—	—

Stock-based and deferred compensation	2,077	13	2,235	(171)	—	—

Net income	12,684	—	—	—	—	12,684

Other comprehensive income	18,178	—	—	—	18,178	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,157)	—	—	—	—	(8,157)
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 32,772 shares of common stock under incentive compensation plan	1,916	33	1,883	—	—	—

Stock-based and deferred compensation	(535)	104	3,130	(3,769)	—	—

Net income	28,826	—	—	—	—	28,826

Other comprehensive income	35,142	—	—	—	35,142	—

Cash dividends paid:
Common stock ($0.730 per share)	(16,317)	—	—	—	—	(16,317)
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2022	$1,116,738	$26,814	$224,500	$(165,239)	$(140,183)	$1,170,846

Issuance of 1,133 shares of common stock under incentive compensation plan	71	1	70	—	—	—

Purchase of 69,734 shares of common stock	(7,041)	—	—	(7,041)	—	—

Stock-based and deferred compensation	4,908	10	4,940	(42)	—	—

Net income	52,126	—	—	—	—	52,126

Other comprehensive income (loss)	(33,619)	—	—	—	(33,619)	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,472)	—	—	—	—	(7,472)
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 2,647 shares of common stock under incentive compensation plan	185	3	182	—	—	—

Purchase of 167,940 shares of common stock	(16,976)	—	—	(16,976)	—	—

Stock-based and deferred compensation	6,925	61	8,508	(1,644)	—	—

Net income	96,935	—	—	—	—	96,935

Other comprehensive income	(20,566)	—	—	—	(20,566)	—

Cash dividends paid:
Common stock ($0.670 per share)	(14,985)	—	—	—	—	(14,985)
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

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

At June 30, 2023, and December 31, 2022, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $660,000 and $686,000 as of June 30, 2023 and December 31, 2022, respectively):

(In thousands)	June 30, 2023	December 31, 2022
Fair value	$640,890	$541,029
Carrying value	683,289	587,826

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2023, and December 31, 2022, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$25,029	$25,029	$—	$—
Derivative assets:
Interest rate contracts	8,466	—	8,466	—
Foreign currency contracts	739	—	739	—
Total assets at fair value	$34,234	$25,029	$9,205	$—
Derivative liabilities:
Foreign currency contracts	$398	$—	$398	$—

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,294	$23,294	$—	$—
Derivative assets:
Interest rate contracts	8,357	—	8,357	—
Foreign currency contracts	513	—	513	—
Total assets at fair value	$32,164	$23,294	$8,870	$—
Derivative liabilities:
Foreign currency contracts	$525	$—	$525	$—

4.
DERIVATIVE INSTRUMENTS

At June 30, 2023, and December 31, 2022, the Company had open forward foreign currency exchange contracts, all with duration of one to two months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $90,674,000 and $56,746,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At June 30, 2023, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on June 30, 2023, and December 31, 2022, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and six months ended June 30, 2023 and 2022, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months ended June 30, 2023 and 2022, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
$1,158	$3,998	$2,157	$6,955

The decrease in stock-based compensation expense for both the second quarter and first six months of 2023, compared to the same periods of 2022, was primarily attributable to Company management lowering its assessment of the achievement of performance targets for certain grants and the non-recurrence of accelerated vesting of certain equity grants for the Company's former Chief Executive Officer, who retired on April 25, 2022.

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Stock options	$449	$692
Performance shares and RSUs	5,596	6,144
SARs	5,909	5,211

The change in unrecognized compensation costs reflects the new 2023 grants of stock options, performance shares, RSUs and SARs and Company management lowering its assessment of the achievement of performance targets for certain grants.

The new 2023 grants were as follows:

Shares
Stock options	2,777
Performance shares (at target) and RSUs	86,118
SARs	77,006

The unrecognized compensation costs at June 30, 2023, are expected to be recognized over weighted-average periods of 1.1 years for stock options, 1.9 years for performance shares and RSUs and 1.9 years for SARs.

6.
INVENTORIES

The composition of inventories at June 30, 2023, and December 31, 2022, was as follows:

(In thousands)	June 30, 2023	December 31, 2022
Finished goods	$219,494	$250,373
Raw materials	120,467	152,158
Total inventories	$339,961	$402,531

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$4,458	$3,943	$8,807	$8,051
Short-term lease cost	2,739	1,362	5,518	2,700
Variable lease cost	603	223	1,160	425
Total lease cost	$7,800	$5,528	$15,485	$11,176
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,497	$3,930	$8,829	$8,005
Right-of-use assets obtained in exchange for new operating lease liabilities	875	743	7,420	3,562

The following table outlines the maturities of lease liabilities as of June 30, 2023.

(In thousands)
Undiscounted Cash Flows:
2023 (excluding the six months ended June 30, 2023)	$8,477
2024	13,079
2025	9,077
2026	6,773
2027	6,266
Subsequent to 2027	38,348
Total Undiscounted Cash Flows	$82,020
Less: Imputed interest	(12,719)
Present value	$69,301
Current operating lease liabilities (1)	13,378
Non-current operating lease liabilities	55,923
Total lease liabilities	$69,301
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.5%

As of June 30, 2023, the Company had equipment and railcars leases, valued at approximately $6,127,000, that had not commenced. These leases will commence during the third and the fourth quarters of 2023 with lease terms ranging 1 year to 7 years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2023, the Company estimated a range of possible environmental losses and legal losses of $24,020,000 to $48,048,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $24,020,000 at June 30, 2023 and $32,628,000 at December 31, 2022. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $8,882,000 and $1,080,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2023:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,530,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2023. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties and the Company believes it is probable that it will have exposure for this claim; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$1,731	$1,235	$3,462	$2,469
Expected return on plan assets	(2,133)	(2,201)	(4,266)	(4,401)
Amortization of net actuarial loss	(6)	577	(12)	1,154
Net periodic benefit cost	$(408)	$(389)	$(816)	$(778)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$169	$95	$333	$196
Expected return on plan assets	(175)	(100)	(345)	(207)
Amortization of net actuarial loss	84	2	165	5
Net periodic benefit cost	$78	$(3)	$153	$(6)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $256,000 is expected to be paid to the unfunded non-qualified plans in 2023. Of such amount, $162,000 had been paid to the non-qualified plans as of June 30, 2023.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $451,000 to its defined benefit pension plan in 2023. Of such amount, $230,000 had been contributed to the plan as of June 30, 2023.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the six months ended June 30, 2023 and 2022, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2022 and 2023, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retirement savings contributions	$2,170	$1,947	$4,218	$4,145
Profit sharing contributions	163	1,959	870	3,425
Total defined contribution plan expenses	$2,333	$3,906	$5,088	$7,570

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At June 30, 2023, the balance of the trust assets was $527,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$12,684	$52,126	$28,826	$96,935
Weighted-average number of common shares outstanding	22,768	22,792	22,763	22,842
Basic earnings per share	$0.56	$2.29	$1.27	$4.24

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$12,684	$52,126	$28,826	$96,935
Weighted-average number of shares outstanding	22,768	22,792	22,763	22,842
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	71	102	85	106
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	—	2	—
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	73	106	90	113
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	30	55	30	54
Weighted-average shares applicable to diluted earnings	22,945	23,055	22,970	23,115
Diluted earnings per share	$0.55	$2.26	$1.25	$4.19

(1)
644,962 and 524,337 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2023, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 337,056 and 350,703 options/SARs to acquire shares of Company common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2022, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2022	$(125,439)	$(17,586)	$2,842	$(140,183)
Other comprehensive income before reclassifications	(36,096)	—	2,045	(34,051)
Amounts reclassified from AOCI	—	434	(2)	432
Net current-period other comprehensive income	(36,096)	434	2,043	(33,619)
Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)

Balance at March 31, 2023	$(138,412)	$(19,021)	$6,885	$(150,548)
Other comprehensive income before reclassifications	16,497	—	1,623	18,120
Amounts reclassified from AOCI	—	60	(2)	58
Net current-period other comprehensive income	16,497	60	1,621	18,178
Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)

Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(26,267)	—	4,836	(21,431)
Amounts reclassified from AOCI	—	870	(5)	865
Net current-period other comprehensive income	(26,267)	870	4,831	(20,566)
Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)

Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	34,920	—	109	35,029
Amounts reclassified from AOCI	—	118	(5)	113
Net current-period other comprehensive income	34,920	118	104	35,142
Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2023 and 2022, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2023	2022	2023	2022
Amortization of defined benefit pension actuarial losses	$(78)	$(579)	$(153)	$(1,159)	(2)
	18	145	35	289	Tax benefit
	$(60)	$(434)	$(118)	$(870)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	5	5	Cost of sales
	2	2	5	5	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$5	$5	Net of tax
Total reclassifications for the period	$(58)	$(432)	$(113)	$(865)	Net of tax

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

12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2023 and 2022, were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Net Sales
Surfactants	$391,686	$485,084	$859,514	$953,350
Polymers	164,515	238,885	325,642	425,964
Specialty Products	23,774	27,664	46,255	47,595
Total	$579,975	$751,633	$1,231,411	$1,426,909

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2023 and 2022, are summarized below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Operating Income
Surfactants	$15,140	$48,249	$42,196	$102,018
Polymers	16,321	33,912	26,325	48,041
Specialty Products	3,773	9,866	6,302	13,561
Segment operating income	35,234	92,027	74,823	163,620
Business restructuring	(42)	(81)	(199)	(133)
Unallocated corporate expenses (1)	(17,383)	(14,306)	(35,758)	(22,501)
Total operating income	17,809	77,640	38,866	140,986
Other Income (Expense)
Interest, net	(3,865)	(2,727)	(6,687)	(5,033)
Other, net	2,370	(5,369)	4,038	(7,019)
Income before provision for income taxes	$16,314	$69,544	$36,217	$128,934
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2023, the Company had $647,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $739,000 of revenue in the first six months of 2023 from pre-existing contract liabilities at December 31, 2022. During 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At June 30, 2023, $7,755,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $738,000 of revenue has been recognized from this contract as of June 30, 2023.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2023 and 2022. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended June 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$231,477	$88,149	$20,498	$340,124
Europe	68,742	65,896	3,174	137,812
Latin America	78,217	273	102	78,592
Asia	13,250	10,197	—	23,447
Total	$391,686	$164,515	$23,774	$579,975

(In thousands)	For the Three Months Ended June 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$278,310	$133,455	$23,004	$434,769
Europe	92,591	94,424	4,121	191,136
Latin America	97,987	1,149	539	99,675
Asia	16,196	9,857	—	26,053
Total	$485,084	$238,885	$27,664	$751,633

(In thousands)	For the Six Months Ended June 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$508,617	$169,318	$38,097	$716,032
Europe	159,861	134,953	8,046	302,860
Latin America	159,315	1,058	112	160,485
Asia	31,721	20,313	—	52,034
Total	$859,514	$325,642	$46,255	$1,231,411

(In thousands)	For the Six Months Ended June 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$551,538	$228,311	$39,680	$819,529
Europe	183,608	175,207	7,253	366,068
Latin America	183,421	2,369	662	186,452
Asia	34,783	20,077	—	54,860
Total	$953,350	$425,964	$47,595	$1,426,909

14.
DEBT

At June 30, 2023 and December 31, 2022, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2023	December 31, 2022
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $164 and $186 for 2023 and 2022, respectively)	2023-2027	$71,265	$71,243
3.86% (net of unamortized debt issuance cost of $98 and $125 for 2023 and 2022, respectively)	2023-2025	28,473	42,732
4.86% (net of unamortized debt issuance cost of $0 and $30 for 2023 and 2022, respectively)	2023	9,286	9,260
2.30% (net of unamortized debt issuance cost of $110 and $122 for 2023 and 2022, respectively)	2024-2028	49,890	49,878
2.37% (net of unamortized debt issuance cost of $117 and $128 for 2023 and 2022, respectively)	2024-2028	49,883	49,872
2.73% (net of unamortized debt issuance cost of $97 and $55 for 2023 and 2022, respectively)	2025-2031	99,903	99,945
2.83% (net of unamortized debt issuance cost of $74 and $40 for 2023 and 2022, respectively)	2026-2032	74,926	74,960
Revolving credit facility and term loan borrowing	2023-2027	294,000	189,250
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2023	5,003	—
Total debt		$682,629	$587,140
Less current maturities		244,360	132,111
Long-term debt		$438,269	$455,029

The Company's long-term debt financing is currently comprised of certain senior unsecured notes issued to insurance companies in private placement transactions, totaling $383,626,000 as of June 30, 2023. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 4.86 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2023 to 2032.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2023, the Company had outstanding letters of credit totaling $11,331,000 and $294,000,000 of outstanding borrowings under the credit agreement, inclusive of a $97,500,000 delayed draw term loan ($2,500,000 of the term loan principal has been permanently repaid as scheduled). There was $142,169,000 available under the credit agreement as of June 30, 2023.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $238,614,000 and $224,189,000 at June 30, 2023 and December 31, 2022, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange gains (losses)	$406	$(1,507)	$82	$(1,225)
Investment income	71	231	214	394
Realized and unrealized gains (losses) on investments	1,563	(4,485)	3,079	(6,972)
Net periodic benefit cost	330	392	663	784
Other, net	$2,370	$(5,369)	$4,038	$(7,019)

16.
GOODWILL IMPAIRMENT

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. During the second quarter of 2023 the Company completed its annual goodwill impairment testing and concluded that there was no goodwill impairment at any of its reporting units.

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

17.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $24,101,000 and $29,032,000 that were unpaid at June 30, 2023 and 2022, respectively. Noncash financing activities included the issuance of 97,590 shares of the Company’s common stock (valued at $10,463,000) and 58,441 shares of the Company’s common stock (valued at $6,095,000) in connection with the Company’s equity incentive compensation plan during the period ended June 30, 2023 and 2022, respectively.

18.
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 70 percent of consolidated net sales for the first six months of 2023, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first six months of 2023, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first six months of 2023, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended June 30,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expenses)	$(0.7)	$3.4	$(4.1)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.5	(4.3)	5.8
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$0.9	$(0.7)	$1.6

	Income (Expense)
	For the Six Months Ended June 30,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expense)	$(2.3)	$10.9	$(13.2)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	3.1	(6.8)	9.9
Investment Income (Other, net)	0.2	0.4	(0.2)
Pretax Income Effect	$1.0	$4.5	$(3.5)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
(In millions)	2023	2022	Decrease	Increase Due to Foreign Translation
Net Sales	$580.0	$751.6	$(171.6)	$4.4
Gross Profit	66.4	131.6	(65.2)	0.5
Operating Income	17.8	77.6	(59.8)	0.3
Pretax Income	16.3	69.5	(53.2)	0.2

	For the Six Months Ended June 30,
(In millions)	2023	2022	Decrease	Decrease Due to Foreign Translation
Net Sales	$1,231.4	$1,426.9	$(195.5)	$(8.0)
Gross Profit	140.0	240.8	(100.8)	(1.1)
Operating Income	38.9	141.0	(102.1)	(0.8)
Pretax Income	36.2	128.9	(92.7)	(0.9)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 and 2022

Summary

Net income in the second quarter of 2023 was $12.7 million, or $0.55 per diluted share, versus $52.1 million, or $2.26 per diluted share, in the second quarter of 2022. Adjusted net income was $12.1 million, or $0.53 per diluted share, versus $53.0 million, or $2.30 per diluted share in the second quarter of 2022 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2023 compared to the second quarter of 2022. A detailed discussion of segment operating performance for the second quarter of 2023 compared to the second quarter of 2022 follows the summary.

Consolidated net sales decreased $171.7 million, or 23 percent, versus the prior year quarter. Consolidated sales volume declined 19 percent, which negatively impacted the change in net sales by $143.9 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased 15 percent, 29 percent and 16 percent, respectively. The decline in sales volume was primarily due to lower market demand and continued customer and channel inventory destocking. Lower average selling prices negatively impacted the year-over-year change in net sales by $32.2 million. The decrease in average selling prices was mainly attributable to less favorable product mix, declining raw material prices and increased competitive activity within certain end-use markets. Foreign currency translation favorably impacted the year-over-year change in net sales by $4.4 million mainly due to a weaker U.S. dollar against the European euro, Mexican peso, and Polish zloty.

Operating income in the second quarter of 2023 decreased $59.8 million, or 77 percent, versus operating income in the second quarter of 2022. Surfactant, Polymer and Specialty Products operating income decreased $33.1 million, $17.6 million, and $6.1 million, respectively, versus the second quarter of 2022. Corporate expenses, including business restructuring and deferred compensation expenses, increased $3.0 million year-over-year. Most of this increase was attributable to $4.1 million of higher deferred compensation expense in the current year quarter. Corporate expenses, excluding deferred compensation and business restructuring expenses, decreased $1.1 million. This decrease was primarily due to lower incentive-based compensation expenses in the second quarter of 2023. Foreign currency translation had a $0.3 million favorable impact on operating income in the second quarter of 2023 versus the prior year.

Operating expenses (including deferred compensation, business restructuring and goodwill impairment) decreased $5.4 million, or 10 percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $4.4 million, or 29 percent, primarily due to lower incentive-based compensation and bad debt provision expenses.
•
Administrative expenses decreased $1.5 million, or six percent, primarily due lower incentive-based compensation expenses that were partially offset by higher salaries.
•
Research, development and technical service (R&D) expenses decreased $2.6 million, or 15 percent, primarily due to lower incentive-based compensation expenses.
•
Deferred compensation was $0.7 million of expense in the second quarter of 2023 versus $3.4 million of income in the prior year quarter. The $4.1 million increase in deferred compensation expense was primarily due to an increase in the market values of mutual fund investment assets held for the plans in the second quarter of 2023, versus a decrease in the second quarter of 2022. This increase was partially offset by a $7.47 per share decrease in the market price of Company common stock in the second quarter of 2023 compared to a $2.54 per share increase in the second quarter of 2022. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.
•
Business restructuring expenses were negligible in the second quarter of 2023 versus $0.1 million in the second quarter of 2022. The restructuring costs in both years relate to decommissioning costs associated with the Company’s Canadian plant closure.
•
The Company recognized $1.0 million of goodwill impairment expense, related solely to its Philippines reporting unit, during the second quarter of 2022. The Company did not recognize any goodwill impairment charges during the second quarter of 2023. See Note 16, Goodwill Impairment, of the notes to the Company's condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the second quarter of 2023 increased $1.1 million, or 42 percent, versus the second quarter of 2022. This increase was primarily attributable to higher outstanding debt balances and higher interest rates on the revolving credit facility in 2023 versus 2022.

Other, net was $2.4 million of income in the second quarter of 2023 versus $5.4 million of expense in the second quarter of 2022. The Company recognized $1.6 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2023 compared to $4.3 million of investment losses in the second quarter of 2022. In addition, the Company reported $0.4 million of foreign exchange gains in the second quarter of 2023 versus $1.5 million of foreign exchange losses in the second quarter of 2022. The Company's net periodic pension income was flat between years.

The Company’s effective tax rate was 22.3 percent in the second quarter of 2023 versus 25.0 percent in the second quarter of 2022. This decrease was primarily attributable to the impact of certain recurring favorable tax benefits (e.g. research and development income tax credit), whose amounts did not change materially year-over-year, having a more favorable impact on the tax rate due to the lower pre-tax income in the second quarter of 2023 versus the second quarter of 2022.

Segment Results

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
Surfactants	$391,686	$485,084	$(93,398)	-19
Polymers	164,515	238,885	(74,370)	-31
Specialty Products	23,774	27,664	(3,890)	-14
Total Net Sales	$579,975	$751,633	$(171,658)	-23

(Dollars in thousands)	For the Three Months Ended June 30,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$15,140	$48,249	$(33,109)	-69
Polymers	16,321	33,912	(17,591)	-52
Specialty Products	3,773	9,866	(6,093)	-62
Segment Operating Income	$35,234	$92,027	$(56,793)	-62
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$16,640	$17,712	$(1,072)	-6
Deferred Compensation Expense (Income)	743	(3,406)	4,149	-122
Business Restructuring	42	81	(39)	-48
Total Operating Income	$17,809	$77,640	$(59,831)	-77

Surfactants

Surfactant net sales for the second quarter of 2023 decreased $93.4 million versus net sales for the second quarter of 2022. Sales volume declined 15 percent and negatively impacted the change in net sales by $72.1 million. Lower average selling prices negatively impacted the change in net sales by $24.4 million. The lower average selling prices were mainly attributable to declining raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation had a $3.1 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$231,477	$278,310	$(46,833)	-17
Europe	68,742	92,591	(23,849)	-26
Latin America	78,217	97,987	(19,770)	-20
Asia	13,250	16,196	(2,946)	-18
Total Surfactants Segment	$391,686	$485,084	$(93,398)	-19

Net sales for North American operations decreased $46.8 million, or 17 percent, year-over-year. Sales volume declined 19 percent and negatively impacted the change in net sales by $52.6 million. The lower sales volume was primarily due to lower demand for commodity laundry products, products sold into the personal care and agricultural end markets, along with continued customer and channel inventory destocking. In addition, the backward integration by one customer, associated with the low 1,4 dioxane transition, in the third quarter of 2022 also contributed to the year-over-year decline in sales volume. Higher average selling prices favorably impacted the change in net sales by $6.3 million whereas foreign currency translation negatively impacted the change in net sales by $0.5 million.

Net sales for European operations decreased $23.8 million, or 26 percent, primarily due to an 18 percent decreases in sales volume and lower average selling prices. These items negatively impacted the change in net sales by $16.9 million and $7.9 million, respectively. The lower sales volume was primarily due to lower demand for products sold into the consumer products end markets, mostly commodity laundry, the agricultural end market and to our distribution partners. The lower average selling prices were primarily due to declining raw material costs and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the change in net sales by $1.0 million. A weaker U.S. dollar relative to the European euro led to the favorable foreign currency translation effect.

Net sales for Latin American operations decreased $19.8 million, or 20 percent, primarily due to lower average selling prices and a four percent decrease in sales volume. These items negatively impacted the change in net sales by $19.6 million and $3.5 million, respectively. The lower average selling prices primarily reflect less favorable product mix, declining raw material costs and increased competitive activity within certain end-use markets. The lower sales volume was primarily due to a decline in demand for products sold into the agricultural end market. Foreign currency translation positively impacted the change in net sales by $3.3 million. A weaker U.S. dollar relative to the Mexican peso led to the favorable foreign currency translation effect.

Net sales for Asian operations decreased $2.9 million, or 18 percent, versus the prior year quarter. A nine percent decline in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.4 million, $0.8 million and $0.7 million, respectively.

Surfactant operating income for the second quarter of 2023 decreased $33.1 million, or 69 percent, versus operating income for the second quarter of 2022. Gross profit decreased $39.5 million, or 51 percent, and operating expenses decreased $6.4 million, or 22 percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2023	2022	Decrease	Percent Change
North America	$24,241	$47,188	$(22,947)	-49
Europe	5,066	11,620	(6,554)	-56
Latin America	7,222	15,567	(8,345)	-54
Asia	2,015	3,692	(1,677)	-45
Surfactants Segment Gross Profit	$38,544	$78,067	$(39,523)	-51
Operating Expenses	23,404	29,818	(6,414)	-22
Surfactants Segment Operating Income	$15,140	$48,249	$(33,109)	-69

Gross profit for North American operations decreased $22.9 million, or 49 percent, versus the prior year due to lower average unit margins and a 19 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $14.0 million and $8.9 million, respectively. The lower average unit margins were primarily attributable to less favorable product mix, high-cost inventory carryover and increased competitive activity within certain end-use markets.

Gross profit for European operations decreased $6.6 million, or 56 percent, primarily due to lower average unit margins and an 18 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $4.6 million and $2.1 million, respectively. The lower average unit margins primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Gross profit for Latin American operations decreased $8.3 million, or 54 percent, mostly due to lower average unit margins. These lower unit margins negatively impacted the change in gross profit by $8.0 million and primarily reflect a less favorable product mix, mostly due to lower demand for products sold into the agricultural end market, and increased competitive activity. A four percent decline in sales volume negatively impacted the year-over-year change in gross profit by $0.5 million. Foreign currency translation positively impacted the change in gross profit by $0.2 million.

Gross profit for Asia operations decreased $1.7 million, or 45 percent, due to lower average unit margins and a nine percent decline in sales volume. These items negatively impacted the change in gross profit by $1.4 million and $0.3 million, respectively.

Operating expenses for the Surfactant segment decreased $6.4 million, or 22 percent, in the second quarter of 2023 versus the second quarter of 2022. This decrease was mostly attributable to lower incentive-based compensation expenses in the second quarter of 2023 and the non-recurrence of a $1.0 million goodwill impairment charge at the Company's Philippines subsidiary in the second quarter of 2022.

Polymers

Polymer net sales for the second quarter of 2023 decreased $74.4 million, or 31 percent, versus net sales for the same period of 2022. A 29 percent decline in sales volume and lower average selling prices negatively impacted the change in net sales by $69.7 million and $6.0 million, respectively. Foreign currency translation had a $1.3 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$88,149	$133,455	$(45,306)	-34
Europe	65,896	94,424	(28,528)	-30
Asia and Other	10,470	11,006	(536)	-5
Total Polymers Segment	$164,515	$238,885	$(74,370)	-31

Net sales for North American operations decreased $45.3 million, or 34 percent, primarily due to a 36 percent decrease in sales volume. The decline in sales volume negatively impacted the change in net sales by $47.6 million. Sales volume of polyols used in rigid foam applications decreased 35 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 45 percent and 31 percent, respectively. The year-over-year decline in sales volume reflects continued customer and channel inventory destocking and reduced construction-related activities. Slightly higher average selling prices positively impacted the change in net sales by $2.3 million.

Net sales for European operations decreased $28.5 million, or 30 percent, year-over-year. A 26 percent decline in sales volume negatively impacted the change in net sales by $24.6 million. The decline in sales volume reflects customer and channel inventory destocking, reduced construction-related activities and customer share loss. Lower average selling prices negatively impacted the change in net sales by $5.9 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation had a positive $2.0 million impact on the year-over-year change in net sales. A weaker U.S. dollar relative to the Polish zloty led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $0.5 million, or five percent, primarily due to lower average selling prices and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in net sales by $0.7 million and $0.6 million, respectively. Sales volume increased eight percent and positively impacted the change in net sales by $0.8 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China.

Polymer operating income in the second quarter of 2023 decreased $17.6 million, or 52 percent, versus operating income in the second quarter of 2022. Gross profit decreased $19.5 million, or 46 percent and operating expenses decreased $1.9 million or 23 percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2023	2022	Decrease	Percent Change
North America	$12,417	$25,787	$(13,370)	-52
Europe	9,899	15,459	(5,560)	-36
Asia and Other	551	1,118	(567)	-51
Polymers Segment Gross Profit	$22,867	$42,364	$(19,497)	-46
Operating Expenses	6,546	8,452	(1,906)	-23
Polymers Segment Operating Income	$16,321	$33,912	$(17,591)	-52

Gross profit for North American operations decreased $13.4 million, or 52 percent. This decrease was due to a 36 percent decline in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $9.2 million and $4.2 million, respectively. The lower average unit margins primarily reflect high-cost inventory carryover.

Gross profit for European operations decreased $5.6 million, or 36 percent, versus the second quarter of 2022. The decrease was primarily due to a 26 percent decline in sales volume and lower average unit margins. These items negatively impacted the year-over-year change in gross margins by $4.0 million and $1.8 million, respectively. The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.2 million.

Gross profit for Asia and Other operations decreased $0.6 million, or 51 percent, primarily due to lower average unit margins which negatively impacted the change in gross profit by $0.6 million.

Operating expenses for the Polymers segment decreased $1.9 million, or 23 percent, in the second quarter of 2023 versus the second quarter of 2022. This decrease was mainly attributable to lower incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the second quarter of 2023 decreased $3.9 million, or 14 percent, versus net sales for the second quarter of 2022. This decrease reflects a 16 percent decline in sales volume that was partially offset by higher average selling prices. Gross profit and operating income decreased $6.4 million and $6.1 million, respectively, year-over-year. The year-over-year declines in gross profit and operating income were mostly attributable to the 16 percent decline in sales volume and lower unit margins within the medium chain triglycerides (MCT) product line. The lower unit margins were primarily due to high-cost inventory carryover.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $3.0 million between quarters. Corporate expenses were $17.4 million in the second quarter of 2023 versus $14.4 million in the second quarter of 2022. This year-over-year increase was primarily attributable to $4.1 million of higher deferred compensation expense, partially offset by lower incentive-based compensation expenses, in the second quarter of 2023.

The $4.1 million increase in deferred compensation expense was primarily due to a year-over-year increase in the market values of mutual fund investment assets held for the plans in the second quarter of 2023 versus a decrease in the second quarter of 2022. This increase was partially offset by a $7.47 per share decrease in the market price of Company common stock in the second quarter of 2023 compared to a $2.54 per share increase in the second quarter of 2022. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended June 30, 2023 and 2022:

	2023		2022
	June 30	March 31	June 30	March 31
Company Common Stock Price	$95.56	$103.03	$101.35	$98.81

Six Months Ended June 30, 2023 and 2022

Summary

Net income in the first half of 2023 decreased 70 percent to $28.8 million, or $1.25 per diluted share, from $96.9 million, or $4.19 per diluted share, in the first half of 2022. Adjusted net income decreased 70 percent to $28.5 million, or $1.24 per diluted share, from $93.7 million, or $4.05 per diluted share in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in the first half of 2023 compared to the first half of 2022. A detailed discussion of segment operating performance for the first half of 2023 compared to the first half of 2022 follows the summary.

Consolidated net sales decreased $195.5 million, or 14 percent, year-over-year. Consolidated sales volume declined 17 percent and negatively impacted the year-over-year change in net sales by $239.7 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased 14 percent, 24 percent and 12 percent, respectively. Foreign currency translation negatively impacted the year-over-year change in net sales by $8.0 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations. Higher average selling prices positively impacted the change in net sales by $52.2 million.

Operating income for the first half of 2023 decreased $102.1 million, or 72 percent, versus operating income for the first half of 2022. Surfactant, Polymer and Specialty Products operating income decreased $59.8 million, $21.7 million, and $7.3 million, respectively. Corporate expenses, including business restructuring and deferred compensation expenses, increased $13.3 million year-over-year. Most of this increase was attributable to a $13.2 million increase in deferred compensation expenses. Foreign currency translation had an $0.8 million unfavorable impact on operating income in the first half of 2023 versus the first half of 2022.

Operating expenses (including deferred compensation, business restructuring and goodwill impairment) increased $1.2 million, or one percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $6.7 million, or 22 percent, year-over-year primarily due to lower incentive-based compensation and bad debt provision expenses.
•
Administrative expenses decreased $0.4 million, or one percent, year-over-year.
•
R&D expenses decreased $3.9 million, or 12 percent, year-over-year primarily due to lower incentive-based compensation expenses.
•
Deferred compensation expenses increased $13.2 million, year-over-year, primarily due to an increase in the market values of mutual fund investment assets held for the plans in the first half of 2023 versus a decrease in the first half of 2022. A $10.90 per share decrease in the market price of Company common stock in the first half of 2023 compared to a $22.94 per share decrease in the first half of 2022 also contributed to the year-over-year change. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.
•
Business restructuring expenses were $0.2 million in the first half of 2023 versus $0.1 million in the first half of 2022. The restructuring charges in both years relate to ongoing decommissioning costs associated with the Company’s Canadian plant closure.
•
The Company recognized $1.0 million of goodwill impairment expense, related solely to its Philippines reporting unit, during the first half of 2022. The Company did not recognize any goodwill impairment charges during the first half of 2023. See Note 16, Goodwill Impairment, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the first half of 2023 increased $1.7 million, or 33 percent, compared to net interest expense for the first half of 2022. This increase was primarily attributable to higher outstanding debt balances and higher interest rates on the revolving credit facility in 2023 versus 2022.

Other, net was $4.0 million of income for the first half of 2023 compared to $7.0 million of expense for the first half of 2022. The Company recognized $3.3 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2023 compared to $6.6 million of investment losses in the first half of 2022. In addition, the Company reported foreign exchange gains of $0.1 million in the first half of 2023 versus $1.2 million of foreign exchange losses in the first half of 2022. The Company also reported $0.1 million of lower net periodic pension income in the first half of 2023 versus the first half of 2022.

The Company’s effective tax rate was 20.4 percent in the first half of 2023 versus 24.8 percent in the first half of 2022. This decrease was primarily attributable to more favorable tax benefits derived from stock-based compensation awards exercised or distributed in the first half of 2023 and the impact of certain recurring favorable tax benefits (e.g. research and development income tax credit), whose amounts did not change materially year-over-year, having a more favorable impact on the tax rate due to the lower pre-tax income in the first half of 2023 versus the first half of 2022.

(In thousands)	For the Six Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
Surfactants	$859,514	$953,350	$(93,836)	-10
Polymers	325,642	425,964	(100,322)	-24
Specialty Products	46,255	47,595	(1,340)	-3
Total Net Sales	$1,231,411	$1,426,909	$(195,498)	-14

(In thousands)	For the Six Months Ended June 30,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$42,196	$102,018	$(59,822)	-59
Polymers	26,325	48,041	(21,716)	-45
Specialty Products	6,302	13,561	(7,259)	-54
Segment Operating Income	$74,823	$163,620	$(88,797)	-54
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$33,513	$33,408	$105	0
Deferred Compensation Expense (Income)	2,245	(10,907)	13,152	NM
Business Restructuring	199	133	66	50
Total Operating Income	$38,866	$140,986	$(102,120)	-72

Segment Results

Surfactants

Surfactants net sales for the first half of 2023 decreased $93.8 million, or 10 percent, versus net sales for the first half of 2022. Sales volume declined 14 percent and negatively impacted the change in net sales by $133.8 million. Foreign currency translation had a $2.9 million unfavorable impact on the year-over-year change in net sales. Higher average selling prices positively impacted the change in net sales by $42.9 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$508,617	$551,538	$(42,921)	-8
Europe	159,861	183,608	(23,747)	-13
Latin America	159,315	183,421	(24,106)	-13
Asia	31,721	34,783	(3,062)	-9
Total Surfactants Segment	$859,514	$953,350	$(93,836)	-10

Net sales for North American operations decreased $42.9 million, or eight percent, year-over-year. An 18 percent decrease in sales volume negatively impacted the change in net sales by $100.4 million. The decrease in sales volume primarily reflects lower overall demand, customer and channel inventory destocking, and the backward integration by one customer, associated with the low 1,4 dioxane transition, in the third quarter of 2022. Higher average selling prices favorably impacted the change in net sales by $58.9 million and foreign currency translation negatively impacted the change in net sales by $1.4 million.

Net sales for European operations decreased $23.7 million, or 13 percent, year-over-year. A 13 percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $24.3 million and $4.6 million, respectively. The lower sales volume was primarily due to lower demand for demand for products sold into the consumer products end markets, mostly commodity laundry products, the functional products and personal care end markets and to our distribution partners. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect. Higher average selling prices positively impacted the year-over-year change in net sales by $5.2 million.

Net sales for Latin American operations decreased $24.1 million, or 13 percent, primarily due to lower average selling prices and a four percent decline in sales volume. These items negatively impacted the change in net sales by $21.5 million and $7.6 million, respectively. The lower average selling prices primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. The lower sales volume was primarily due to lower demand for commodity laundry products within the consumer products business and lower demand for products sold into the agricultural end market. Foreign currency translation had a $5.0 million favorable impact on the change in net sales between years. A weaker U.S. dollar relative to the Mexican peso led to the favorable foreign currency translation effect.

Net sales for Asian operations decreased $3.1 million, or nine percent, year-over-year. A 13 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $4.6 million and $1.8 million, respectively. The decline in sales volume was primarily due to lower demand for products sold into the personal care and agricultural end markets. Higher average selling prices positively impacted the change in net sales by $3.3 million.

Surfactant operating income for the first half of 2023 decreased $59.8 million, or 59 percent, versus operating income for the first half of 2022. Gross profit decreased $68.7 million, or 43 percent, and operating expenses decreased $8.9 million, or 15 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2023	2022	Decrease	Percent Change
North America	$59,454	$100,356	$(40,902)	-41
Europe	15,286	24,779	(9,493)	-38
Latin America	14,394	28,706	(14,312)	-50
Asia	2,298	6,333	(4,035)	-64
Surfactants Segment Gross Profit	$91,432	$160,174	$(68,742)	-43
Operating Expenses	49,236	58,156	(8,920)	-15
Surfactants Segment Operating Income	$42,196	$102,018	$(59,822)	-59

Gross profit for North American operations decreased $40.9 million, or 41 percent, versus the prior year primarily due to lower average unit margins and an 18 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $22.5 million and $18.3 million, respectively. The lower average unit margins were mostly attributable to high-cost inventory carryover and increased competitive activity within certain end-use markets.

Gross profit for European operations decreased $9.5 million, or 38 percent, due to lower average unit margins, a 13 percent decline in sales volume and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in gross profit by $5.7 million, $3.3 million and $0.5 million, respectively. The lower average unit margins primarily reflect less favorable product mix and increased competitive activity within certain end-use markets.

Gross profit for Latin American operations decreased $14.3 million, or 50 percent, primarily due to lower unit margins and a four percent decline in sales volume. These factors negatively impacted the change in gross profit by $13.3 million and $1.2 million, respectively. The lower unit margins primarily reflect a less favorable product mix, mostly due to lower demand for products sold into the agricultural end market, and increased competitive activity. The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.2 million.

Gross profit for Asian operations decreased $4.0 million, or 64 percent, primarily due to lower average unit margins and a 13 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $3.1 million and $0.8 million, respectively. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $8.9 million, or 15 percent, year-over-year. This decrease was mainly attributable to lower incentive-based compensation expenses in the second quarter of 2023 and the non-recurrence of a $1.0 million goodwill impairment charge at the Company's Philippines subsidiary in the second quarter of 2022.

Polymers

Polymers net sales for the first half of 2023 decreased $100.3 million, or 24 percent, versus net sales for the same period of 2022. A 24 percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $103.1 million and $5.0 million, respectively. Higher average selling prices positively impacted the change in net sales by $7.8 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$169,318	$228,311	$(58,993)	-26
Europe	134,953	175,207	(40,254)	-23
Asia and Other	21,371	22,446	(1,075)	-5
Total Polymers Segment	$325,642	$425,964	$(100,322)	-24

Net sales for North American operations decreased $59.0 million, or 26 percent, primarily due to a 31 percent decline in sales volume. The decline in sales volume negatively impacted the change in net sales by $70.8 million. Sales volume of polyols used in rigid foam applications decreased 33 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 32 percent and 21 percent, respectively. The year-over-year decline in sales volume primarily reflects customer and channel inventory destocking and reduced construction-related activities. Higher average selling prices positively impacted the year-over-year change in net sales by $11.8 million.

Net sales for European operations decreased $40.3 million, or 23 percent, year-over-year. A 22 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $37.7 million and $3.6 million, respectively. The decline in sales volume reflects customer and channel inventory destocking, reduced construction-related activities and customer share loss. A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect. Higher average selling prices favorably impacted the change in net sales by $1.0 million.

Net sales for Asia and Other operations decreased $1.1 million, or five percent, primarily due to a decline in average selling prices and the unfavorable impact of foreign currency translation. These items negatively impacted the year-over-year change in net sales by $2.3 million and $1.4 million, respectively. Sales volume increased 12 percent and positively impacted the year-over-year change in net sales by $2.6 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China.

Polymer operating income for the first half of 2023 decreased $21.7 million, or 45 percent, versus operating income for the first half of 2022. Gross profit decreased $24.5 million, or 38 percent, and operating expenses decreased $2.8 million, or 17 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2023	2022	Decrease	Percent Change
North America	$18,561	$34,067	$(15,506)	-46
Europe	20,211	28,320	(8,109)	-29
Asia and Other	1,418	2,289	(871)	-38
Polymers Segment Gross Profit	$40,190	$64,676	$(24,486)	-38
Operating Expenses	13,865	16,635	(2,770)	-17
Polymers Segment Operating Income	$26,325	$48,041	$(21,716)	-45

Gross profit for North American operations decreased $15.5 million, or 46 percent, due to a 31 percent decrease in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $10.6 million and $4.9 million, respectively. The lower average unit margins primarily reflect high-cost inventory carryover.

Gross profit for European operations decreased $8.1 million, or 29 percent, versus the first half of 2022. The decrease was primarily due to a 22 percent decrease in sales volume, lower average unit margins and the unfavorable impact of foreign currency translation. These items negatively impacted the change in gross profit by $6.1 million, $1.5 million and $0.5 million, respectively.

Gross profit for Asia and Other operations declined $0.9 million, or 38 percent, primarily due to lower average unit margins and the unfavorable impact of foreign currency translation. These items negatively impacted the change in gross profit by $1.0 million and $0.1 million, respectively. Sales volume increased 12 percent and positively impacted the change in gross profit by $0.2 million.

Operating expenses for the Polymers segment decreased $2.8 million, or 17 percent, year-over-year mainly due to lower incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the first half of 2023 decreased $1.3 million, or three percent, versus net sales for the first half of 2022. This decrease reflects a 12 percent decline in sales volume that was partially offset by higher average selling prices. Gross profit and operating income decreased $7.8 million and $7.3 million, respectively, year-over-year. The year-over-year declines in gross profit and operating income were mostly attributable to the 12 percent decline in sales volume and lower unit margins within the medium chain triglycerides (MCT) product line. The lower unit margins were primarily due to high-cost inventory carryover.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, and other operating expenses that are not allocated to the reportable segments, increased $13.3 million between years. Corporate expenses were $35.9 million in the first half of 2023 versus $22.6 million in the first half of 2022. This year-over-year increase was primarily attributable to $13.2 million of higher deferred compensation expense, partially offset by lower incentive-based compensation expenses, in the first half of 2023.

The $13.2 million increase in deferred compensation expense was primarily due to an increase in the market values of mutual fund investment assets held for the plans in the first half of 2023 versus a decrease in the first half of 2022. A $10.90 per share decrease in the market price of Company common stock in the first half of 2023 compared to a $22.94 per share decrease in the second half of

2022 also contributed to the year-over-year change. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the six months ended June 30, 2023 and 2022:

	2023	2022		2021
	June 30	December 31	June 30	December 31
Company Common Stock Price	$95.56	$106.46	$101.35	$124.29

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2023, operating activities were a cash source of $35.8 million versus a cash source of $38.2 million for the comparable period in 2022. For the first six months of 2023, investing cash outflows totaled $158.2 million versus cash outflows of $126.3 million in the prior year period. Financing activities were a cash source of $78.0 million versus a cash source of $128.1 million in the prior year period.

Cash and cash equivalents, inclusive of a $4.7 million favorable foreign exchange rate impact, decreased $39.8 million compared to December 31, 2022. Cash in U.S. demand deposit accounts totaled $6.5 million and cash in U.S. money market funds totaled $26.8 million. The Company’s non-U.S. subsidiaries held $100.6 million of cash as of June 30, 2023.

Operating Activities

Net income during the first six months of 2023 decreased $68.1 million versus the comparable period in 2022. Working capital was a cash use of $33.2 million during the first six months of 2023 versus a cash use of $111.1 million in the comparable period in 2022.

Accounts receivable were a cash source of $22.8 million during the first six months of 2023 compared to a cash use of $111.1 million for the comparable period in 2022. Inventories were a cash source of $70.1 million in 2023 versus a cash use of $38.6 million in 2022. Accounts payable and accrued liabilities were a cash use of $116.5 million in 2023 compared to a cash source of $43.3 million for the same period in 2022.

Working capital requirements were lower in the first six months of 2023 compared to 2022 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects lower sales volume due to a reduction in demand across most end use markets along with extensive customer and channel inventory destocking. The change in inventories reflects lower quantities and unit costs in 2023. The change in accounts payable primarily reflects lower raw material quantities purchased during the first half of 2023 combined with lower raw material unit costs. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2023.

Investing Activities

Cash used for investing activities increased $31.9 million year-over-year. Cash used for capital expenditures was $159.9 million in the first six months of 2023 versus $129.5 million in the same period of 2022. The higher capital spending in 2023 is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2023, the Company estimates that total capital expenditures will be in the range of $240.0 million to $250.0 million. This projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet new regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States and Mexico. The equipment upgrades to meet the new regulatory limits on 1,4 Dioxane were substantially complete as of June 30, 2023 and the new alkoxylation plant is expected to start up in mid-year 2024.

Financing Activities

Cash flow from financing activities was a source of $78.0 million in 2023 versus a source of $128.1 million in 2022. The year-over-year change was primarily due to a lower level of borrowings.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the six months ended June 30, 2023, the Company did not purchase any shares of its common stock on the open market. At June 30, 2023, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $587.1 million on December 31, 2022 to $682.6 million on June 30, 2023, primarily due to higher domestic borrowings from the Company’s revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $135.4 million, from $413.3 million at December 31, 2022 to $548.7 million at June 30, 2023. This change reflects a debt increase of $95.5 million and a cash decrease of $39.9 million.

As of June 30, 2023, the ratio of net debt to net debt plus shareholders’ equity was 31.1 percent versus 26.2 percent at December 31, 2022 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On June 30, 2023, the Company’s debt included $383.6 million of unsecured notes, with maturities ranging from 2023 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, a $97.5 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $196.5 million of short term loans borrowed under its revolving credit facility and $5.0 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2023, the Company had outstanding loans totaling $294.0 million, inclusive of a $97.5 million delayed draw term loan, and letters of credit totaling $11.3 million, under the credit agreement, with $142.2 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At June 30, 2023, the Company’s foreign subsidiaries had $5.0 million of outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These debt covenants also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its debt covenants as of June 30, 2023.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2023 and 2022, the Company’s expenditures for capital projects related to environmental matters were $4.4 million and $5.8 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $18.0 million and $17.0 million for the six months ended June 30, 2023 and 2022, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $24.0 million to $48.0 million at June 30, 2023 and $32.6 million to $56.4 million at December 31, 2022. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $24.0 million at June 30, 2023 and $32.6 million at December 31, 2022. This decrease primarily reflects payments for remediation work conducted at the Maywood, New Jersey site. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain legal matters were $8.9 million for the six months ended June 30, 2023, compared to $1.1 million for the same period in 2022.

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

OUTLOOK

Management believes the Company's second half 2023 sales volume and margins will incrementally improve versus the first half of 2023, driven by continued gradual recovery in Rigid Polyol demand, growth in Surfactant volumes associated with new contracted business and sequentially lower raw material costs. Management is implementing further cost control and cash management initiatives to supplement the headcount and discretionary expense controls that have been in place since the first quarter of 2023. Capital spending is projected to be significantly lower during the second half of the year, as spending on the Company's low 1,4 dioxane investments nears completion and lower capital outlays will be required to complete the Pasadena, Texas alkoxylation facility which is expected to be operational mid-year 2024. While management acknowledges the current environment has been challenging, it remains confident in the Company's long-term strategic growth and innovation initiatives.

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

	Three Months Ended
(In millions, except per share amounts)	June 30, 2023		June 30, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$12.7	$0.55	$52.1	$2.26

Deferred Compensation (Income) Expense (including related investment activity)	(0.9)	(0.03)	0.7	0.03
Business Restructuring	0.1	—	0.1	—
Cash Settled Stock Appreciation Rights	(0.1)	—	0.1	—
Remediation Expenses	0.1	—	0.3	0.01
Cumulative Tax Effect on Above Adjustment Items	0.2	0.01	(0.3)	—
Adjusted Net Income	$12.1	$0.53	$53.0	$2.30

	Six Months Ended
(In millions, except per share amounts)	June 30, 2023		June 30, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$28.8	$1.25	$96.9	$4.19

Deferred Compensation (Income) Expense (including related investment activity)	(1.0)	(0.04)	(4.5)	(0.20)
Business Restructuring	0.2	0.01	0.1	0.01
Cash Settled Stock Appreciation Rights	(0.1)	—	(0.4)	(0.02)
Remediation Expenses	0.5	0.02	0.6	0.03
Cumulative Tax Effect on Above Adjustment Items	0.1	—	1.0	0.04
Adjusted Net Income	$28.5	$1.24	$93.7	$4.05
Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2023	December 31, 2022
Current Maturities of Long-Term Debt as Reported	$244.3	$132.1
Long-Term Debt as Reported	438.3	455.0
Total Debt as Reported	682.6	587.1
Less Cash and Cash Equivalents as Reported	(133.9)	(173.8)
Net Debt	$548.7	$413.3
Equity	$1,215.1	$1,166.1
Net Debt plus Equity	$1,763.8	$1,579.4
Net Debt/Net Debt plus Equity	31%	26%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2022 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the second quarter of 2023:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2023	—		$—	—	$125,050,905
May 2023	1,580	(2)	$97.42	—	$125,050,905
June 2023	174	(2)	$97.49	—	$125,050,905

Total	1,754		$97.43	—	$125,050,905

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 3, 2023

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer