Form 10-Q
period 2023-09-30
STEPAN CO
filed 2023-11-02
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2023
Common Stock, $1 par value	22,367,381 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$562,226	$719,185	$1,793,637	$2,146,094
Cost of Sales	490,990	600,709	1,582,444	1,786,785
Gross Profit	71,236	118,476	211,193	359,309
Operating Expenses:
Selling	11,811	15,079	35,987	45,908
Administrative	22,904	33,848	68,132	79,499
Research, development and technical services	14,477	16,929	43,720	50,092
Deferred compensation income	(3,101)	(2,131)	(856)	(13,038)
	46,091	63,725	146,983	162,461
Goodwill impairment (Note 16)	—	—	—	978
Business restructuring expenses (Note 18)	5,628	92	5,827	225
Operating Income	19,517	54,659	58,383	195,645
Other Income (Expense):
Interest, net	(2,987)	(2,221)	(9,674)	(7,254)
Other, net (Note 15)	(690)	(1,980)	3,348	(8,999)
	(3,677)	(4,201)	(6,326)	(16,253)

Income Before Provision for Income Taxes	15,840	50,458	52,057	179,392
Provision for Income Taxes	3,269	11,074	10,660	43,073
Net Income	12,571	39,384	41,397	136,319

Net Income Per Common Share (Note 10):
Basic	$0.55	$1.73	$1.82	$5.98
Diluted	$0.55	$1.71	$1.80	$5.90

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,786	22,753	22,770	22,813
Diluted	22,930	23,034	22,956	23,089

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$12,571	$39,384	$41,397	$136,319
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11)	(19,578)	(30,002)	15,342	(56,269)
Defined benefit pension adjustments, net of tax (Note 11)	61	435	179	1,305
Derivative instrument activity, net of tax (Note 11)	562	3,996	666	8,827
Total Other Comprehensive Income	(18,955)	(25,571)	16,187	(46,137)
Comprehensive Income	$(6,384)	$13,813	$57,584	$90,182

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$105,508	$173,750
Receivables, net	418,218	436,914
Inventories (Note 6)	284,546	402,531
Other current assets	41,164	31,607
Total current assets	849,436	1,044,802
Property, Plant and Equipment:
Cost	2,546,520	2,370,552
Less: Accumulated depreciation	(1,366,548)	(1,297,255)
Property, plant and equipment, net	1,179,972	1,073,297
Goodwill, net (Note 16)	96,526	95,922
Other intangible assets, net	53,548	58,026
Long-term investments (Note 3)	24,528	23,294
Operating lease assets (Note 7)	65,334	62,540
Other non-current assets	64,185	75,291
Total assets	$2,333,529	$2,433,172
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$227,014	$132,111
Accounts payable	242,628	375,726
Accrued liabilities	112,435	162,812
Total current liabilities	582,077	670,649
Deferred income taxes	9,149	10,179
Long-term debt, less current maturities (Note 14)	422,375	455,029
Non-current operating lease liabilities (Note 7)	53,653	50,559
Other non-current liabilities	63,504	80,691
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,989,085 issued shares in 2023 and 26,840,843 issued shares in 2022	26,989	26,841
Additional paid-in capital	244,431	237,202
Accumulated other comprehensive loss (Note 11)	(151,325)	(167,512)
Retained earnings	1,267,048	1,250,130
Less: Common treasury stock, at cost, 4,627,645 shares in 2023 and 4,605,858 shares in 2022	(184,372)	(180,596)
Total equity	1,202,771	1,166,065
Total liabilities and equity	$2,333,529	$2,433,172

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$41,397	$136,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,315	69,958
Deferred compensation	(856)	(13,038)
Realized and unrealized (gains) losses on long-term investments	(2,598)	8,073
Stock-based compensation	3,677	10,012
Deferred income taxes	12,636	(2,110)
Goodwill impairment (Note 18)	—	978
Other non-cash items	1,132	1,698
Changes in assets and liabilities:
Receivables, net	25,838	(82,512)
Inventories	122,714	(100,101)
Other current assets	(10,239)	(5,030)
Accounts payable and accrued liabilities	(152,096)	42,625
Pension liabilities	(1,474)	(1,685)
Environmental and legal liabilities	(10,817)	10,264
Deferred revenues	(1,730)	(524)
Net Cash Provided By Operating Activities	105,899	74,927
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(213,597)	(205,337)
Business acquisition, net of cash acquired (Note 17)	—	(9,693)
Other, net	1,669	3,156
Net Cash Used In Investing Activities	(211,928)	(211,874)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	91,003	155,141
Other debt borrowings (Note 14)	—	75,000
Other debt repayments	(28,572)	(28,571)
Dividends paid	(24,479)	(22,458)
Company stock repurchased	—	(22,257)
Stock option exercises	2,386	353
Other, net	(3,701)	(2,650)
Net Cash Provided By Financing Activities	36,637	154,558
Effect of Exchange Rate Changes on Cash	1,150	(11,111)
Net Increase (Decrease) in Cash and Cash Equivalents	(68,242)	6,500
Cash and Cash Equivalents at Beginning of Period	173,750	159,186
Cash and Cash Equivalents at End of Period	$105,508	$165,686
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$26,526	$23,595
Cash payments of interest	$20,929	$11,297

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and nine months ended September 30, 2023 and 2022:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

Issuance of 10,730 shares of common stock under incentive compensation plan	470	11	459	—	—	—

Stock-based and deferred compensation	1,750	—	1,757	(7)	—	—

Net income	12,571	—	—	—	—	12,571

Other comprehensive income	(18,955)	—	—	—	(18,955)	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,162)	—	—	—	—	(8,162)
Balance, September 30, 2023	$1,202,771	$26,989	$244,431	$(184,372)	$(151,325)	$1,267,048

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 43,502 shares of common stock under incentive compensation plan	2,386	44	2,342	—	—	—

Stock-based and deferred compensation	1,215	104	4,887	(3,776)	—	—

Net income	41,397	—	—	—	—	41,397

Other comprehensive income	16,187	—	—	—	16,187	—

Cash dividends paid:
Common stock ($1.095 per share)	(24,479)	—	—	—	—	(24,479)
Balance, September 30, 2023	$1,202,771	$26,989	$244,431	$(184,372)	$(151,325)	$1,267,048

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2022	$1,125,711	$26,825	$229,510	$(172,322)	$(173,802)	$1,215,500

Issuance of 2,734 shares of common stock under incentive compensation plan	169	3	166	—	—	—

Purchase of 54,780 shares of common stock	(5,281)	—	—	(5,281)	—	—

Stock-based and deferred compensation	3,300	1	3,360	(61)	—	—

Net income	39,384	—	—	—	—	39,384

Other comprehensive income (loss)	(25,571)	—	—	—	(25,571)	—

Cash dividends paid:
Common stock ($0.335 per share)	(7,473)	—	—	—	—	(7,473)
Balance, September 30, 2022	$1,130,239	$26,829	$233,036	$(177,664)	$(199,373)	$1,247,411

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550

Issuance of 5,381 shares of common stock under incentive compensation plan	353	5	348	—	—	—

Purchase of 222,720 shares of common stock	(22,257)	—	—	(22,257)	—	—

Stock-based and deferred compensation	10,226	63	11,868	(1,705)	—	—

Net income	136,319	—	—	—	—	136,319

Other comprehensive income (loss)	(46,137)	—	—	—	(46,137)	—

Cash dividends paid:
Common stock ($1.005 per share)	(22,458)	—	—	—	—	(22,458)
Balance, September 30, 2022	$1,130,239	$26,829	$233,036	$(177,664)	$(199,373)	$1,247,411

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

At September 30, 2023, and December 31, 2022, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,017,000 and $686,000 as of September 30, 2023 and December 31, 2022, respectively):

(In thousands)	September 30, 2023	December 31, 2022
Fair value	$604,979	$541,029
Carrying value	650,406	587,826

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2023, and December 31, 2022, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$24,528	$24,528	$—	$—
Derivative assets:
Interest rate contracts	9,030	—	9,030	—
Foreign currency contracts	1,690	—	1,690	—
Total assets at fair value	$35,248	$24,528	$10,720	$—
Derivative liabilities:
Foreign currency contracts	$2,031	$—	$2,031	$—

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,294	$23,294	$—	$—
Derivative assets:
Interest rate contracts	8,357	—	8,357	—
Foreign currency contracts	513	—	513	—
Total assets at fair value	$32,164	$23,294	$8,870	$—
Derivative liabilities:
Foreign currency contracts	$525	$—	$525	$—

4.
DERIVATIVE INSTRUMENTS

At September 30, 2023, and December 31, 2022, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $104,699,000 and $56,746,000, respectively. All forward foreign exchange contracts at September 30, 2023 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At September 30, 2023, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on September 30, 2023, and December 31, 2022, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and nine months ended September 30, 2023 and 2022, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months ended September 30, 2023 and 2022, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
$1,520	$3,057	$3,677	$10,012

The decrease in stock-based compensation expense for both the third quarter and first nine months of 2023, compared to the same periods of 2022, was primarily attributable to Company management lowering its assessment of the achievement of performance targets for certain grants and the non-recurrence of accelerated vesting of certain equity grants for the Company's former Chief Executive Officer, who retired on April 25, 2022.

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Stock options	$283	$692
Performance shares and RSUs	4,658	6,144
SARs	4,677	5,211

The change in unrecognized compensation costs reflects the 2023 grants of stock options, performance shares, RSUs and SARs and Company management lowering its assessment of the achievement of performance targets for certain grants.

The Company granted the following awards in the first nine months of 2023:

Shares
Stock options	2,777
Performance shares (at target) and RSUs	87,025
SARs	77,006

The unrecognized compensation costs at September 30, 2023, are expected to be recognized over weighted-average periods of 1.1 years for stock options, 1.8 years for performance shares and RSUs and 1.7 years for SARs.

6.
INVENTORIES

The composition of inventories at September 30, 2023, and December 31, 2022, was as follows:

(In thousands)	September 30, 2023	December 31, 2022
Finished goods	$186,788	$250,373
Raw materials	97,758	152,158
Total inventories	$284,546	$402,531

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$4,448	$3,917	$13,255	$11,968
Short-term lease cost	2,697	1,887	8,215	4,587
Variable lease cost	674	205	1,834	630
Total lease cost	$7,819	$6,009	$23,304	$17,185
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,447	$3,903	$13,276	$11,908
Right-of-use assets obtained in exchange for new operating lease liabilities	916	455	8,336	4,017

The following table outlines the maturities of lease liabilities as of September 30, 2023.

(In thousands)
Undiscounted Cash Flows:
2023 (excluding the nine months ended September 30, 2023)	$4,310
2024	13,549
2025	9,346
2026	6,976
2027	6,270
Subsequent to 2027	38,179
Total Undiscounted Cash Flows	$78,630
Less: Imputed interest	(12,190)
Present value	$66,440
Current operating lease liabilities (1)	12,787
Non-current operating lease liabilities	53,653
Total lease liabilities	$66,440
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.6%

As of September 30, 2023, the Company had equipment and railcars leases, valued at approximately $5,959,000, that had not commenced. These leases will commence during the fourth quarter of 2023 and the first quarter of 2024 with lease terms ranging from 1 year to 7 years.

8.
CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental assessment, protection and remediation matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations. Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party (PRP) at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims.

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2023, the Company estimated a range of possible environmental losses and legal losses of $21,814,000 to $45,769,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $21,814,000 at September 30, 2023 and $32,628,000 at December 31, 2022. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $11,384,000 and $1,511,000 for the nine months ended September 30, 2023 and 2022, respectively. The majority of the increase in cash expenditures relates to remediation costs at the Company's Maywood, New Jersey site.

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

Following are summaries of the Company’s major contingencies at September 30, 2023:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current property and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical and radiological contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the USEPA and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on May 2, 1991, by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation/Feasibility Studies of soils and groundwater at the Maywood site. On September 23, 2014, USEPA issued its Record of Decision for chemically-contaminated soil at the Maywood site, which requires the Company to perform remedial cleanup of the soil and buried waste. The USEPA has not yet issued a Record of Decision for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the remedial action is finalized, if a groundwater Record of Decision is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

In April 2015, the Company entered into an Administrative Settlement Agreement and Administrative Order on Consent with USEPA which requires payment of certain costs and performance of certain investigative and design work for chemically-contaminated soil.

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U.S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985. Under the Cooperative Agreement, the United States is responsible for the removal of radioactive waste at the Maywood site, including past and future remediation costs at the site. As such, the Company recorded no liability related to that settlement agreement.

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A Record of Decision was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties have entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the Record of Decision for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,592,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2023. The

Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$1,731	$1,235	$5,193	$3,704
Expected return on plan assets	(2,133)	(2,201)	(6,399)	(6,602)
Amortization of net actuarial loss	(6)	577	(18)	1,731
Net periodic benefit cost	$(408)	$(389)	$(1,224)	$(1,167)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$171	$86	$504	$282
Expected return on plan assets	(177)	(93)	(522)	(300)
Amortization of net actuarial loss	85	2	250	7
Net periodic benefit cost	$79	$(5)	$232	$(11)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $256,000 is expected to be paid to the unfunded non-qualified plans in 2023. Of such amount, $209,000 had been paid to the non-qualified plans as of September 30, 2023.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $451,000 to its defined benefit pension plan in 2023. Of such amount, $360,000 had been contributed to the plan as of September 30, 2023.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the nine months ended September 30, 2023 and 2022, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2022 and 2023, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retirement savings contributions	$2,101	$1,897	$6,319	$6,042
Profit sharing contributions	673	1,859	1,543	5,284
Total defined contribution plan expenses	$2,774	$3,756	$7,862	$11,326

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At September 30, 2023, the balance of the trust assets was $409,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$12,571	$39,384	$41,397	$136,319
Weighted-average number of common shares outstanding	22,786	22,753	22,770	22,813
Basic earnings per share	$0.55	$1.73	$1.82	$5.98

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$12,571	$39,384	$41,397	$136,319
Weighted-average number of shares outstanding	22,786	22,753	22,770	22,813
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	54	102	75	105
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	2	2	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	53	108	78	111
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	34	69	31	59
Weighted-average shares applicable to diluted earnings	22,930	23,034	22,956	23,089
Diluted earnings per share	$0.55	$1.71	$1.80	$5.90

(1)
822,271 and 623,648 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2023, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 336,727 and 346,044 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2022, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2022	$(161,535)	$(17,152)	$4,885	$(173,802)
Other comprehensive income before reclassifications	(30,002)	—	3,998	(26,004)
Amounts reclassified from AOCI	—	435	(2)	433
Net current-period other comprehensive income	(30,002)	435	3,996	(25,571)
Balance at September 30, 2022	$(191,537)	$(16,717)	$8,881	$(199,373)

Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)
Other comprehensive income before reclassifications	(19,578)	—	564	(19,014)
Amounts reclassified from AOCI	—	61	(2)	59
Net current-period other comprehensive income	(19,578)	61	562	(18,955)
Balance at September 30, 2023	$(141,493)	$(18,900)	$9,068	$(151,325)

Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(56,269)	—	8,834	(47,435)
Amounts reclassified from AOCI	—	1,305	(7)	1,298
Net current-period other comprehensive income	(56,269)	1,305	8,827	(46,137)
Balance at September 30, 2022	$(191,537)	$(16,717)	$8,881	$(199,373)

Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	15,342	—	673	16,015
Amounts reclassified from AOCI	—	179	(7)	172
Net current-period other comprehensive income	15,342	179	666	16,187
Balance at September 30, 2023	$(141,493)	$(18,900)	$9,068	$(151,325)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2023 and 2022, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2023	2022	2023	2022
Amortization of defined benefit pension actuarial losses	$(79)	$(579)	$(232)	$(1,738)	(2)
	18	144	53	433	Tax benefit
	$(61)	$(435)	$(179)	$(1,305)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	7	7	Cost of sales
	2	2	7	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$7	$7	Net of tax
Total reclassifications for the period	$(59)	$(433)	$(172)	$(1,298)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2023 and 2022, were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Net Sales
Surfactants	$373,836	$474,861	$1,233,351	$1,428,211
Polymers	169,559	214,807	495,200	640,771
Specialty Products	18,831	29,517	65,086	77,112
Total	$562,226	$719,185	$1,793,637	$2,146,094

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2023 and 2022, are summarized below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Operating Income
Surfactants	$15,373	$38,976	$57,570	$140,994
Polymers	21,813	31,864	48,137	79,905
Specialty Products	2,402	9,685	8,704	23,246
Segment operating income	39,588	80,525	114,411	244,145
Business restructuring	(5,628)	(92)	(5,827)	(225)
Unallocated corporate expenses (1)	(14,443)	(25,774)	(50,201)	(48,275)
Total operating income	19,517	54,659	58,383	195,645
Other Income (Expense)
Interest, net	(2,987)	(2,221)	(9,674)	(7,254)
Other, net	(690)	(1,980)	3,348	(8,999)
Income before provision for income taxes	$15,840	$50,458	$52,057	$179,392
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of September 30, 2023, the Company had $478,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $739,000 of revenue in the first nine months of 2023 from pre-existing contract liabilities at December 31, 2022. During 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At September 30, 2023, $7,201,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $1,292,000 of revenue has been recognized from this contract as of September 30, 2023.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2023 and 2022. The Company’s business disaggregation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended September 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$223,912	$90,521	$15,455	$329,888
Europe	60,126	66,752	3,268	130,146
Latin America	76,469	412	108	76,989
Asia	13,329	11,874	—	25,203
Total	$373,836	$169,559	$18,831	$562,226

(In thousands)	For the Three Months Ended September 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$272,557	$128,992	$24,370	$425,919
Europe	86,344	76,022	4,814	167,180
Latin America	98,313	1,081	333	99,727
Asia	17,647	8,712	—	26,359
Total	$474,861	$214,807	$29,517	$719,185

(In thousands)	For the Nine Months Ended September 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$732,530	$259,839	$53,552	$1,045,921
Europe	219,988	201,705	11,314	433,007
Latin America	235,784	1,470	220	237,474
Asia	45,049	32,186	—	77,235
Total	$1,233,351	$495,200	$65,086	$1,793,637

(In thousands)	For the Nine Months Ended September 30, 2022
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$824,095	$357,303	$64,050	$1,245,448
Europe	269,952	251,229	12,067	533,248
Latin America	281,734	3,450	995	286,179
Asia	52,430	28,789	—	81,219
Total	$1,428,211	$640,771	$77,112	$2,146,094

14.
DEBT

At September 30, 2023 and December 31, 2022, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2023	December 31, 2022
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $215 and $186 for 2023 and 2022, respectively)	2023-2027	$56,928	$71,243
3.86% (net of unamortized debt issuance cost of $125 and $125 for 2023 and 2022, respectively)	2023-2025	28,446	42,732
4.86% (net of unamortized debt issuance cost of $0 and $30 for 2023 and 2022, respectively)	2023	9,286	9,260
2.30% (net of unamortized debt issuance cost of $159 and $122 for 2023 and 2022, respectively)	2024-2028	49,841	49,878
2.37% (net of unamortized debt issuance cost of $165 and $128 for 2023 and 2022, respectively)	2024-2028	49,835	49,872
2.73% (net of unamortized debt issuance cost of $201 and $55 for 2023 and 2022, respectively)	2025-2031	99,799	99,945
2.83% (net of unamortized debt issuance cost of $152 and $40 for 2023 and 2022, respectively)	2026-2032	74,848	74,960
Revolving credit facility and term loan borrowing	2023-2027	274,000	189,250
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2023	6,406	-
Total debt		$649,389	$587,140
Less current maturities		227,014	132,111
Long-term debt		$422,375	$455,029

The Company's long-term debt financing is currently comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $368,983,000 as of September 30, 2023. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 4.86 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2023 to 2032.

On September 29, 2023, the Company entered into amendments to the Note Purchase Agreements (the “NPA Amendments”) to primarily provide additional covenant flexibility. The NPA Amendments, among other things, (i) amended the existing maximum net leverage ratios covenant; (ii) expanded the definition of “Qualified Cash”, a metric used to calculate the net leverage ratio, to include 65 percent of unrestricted and unencumbered foreign-based cash or permitted investments; and (iii) included a debt rating requirement and, to the extent the relevant notes are rated below investment grade, a rating fee of 0.75 percent per annum.

The Company's credit agreement (the "Credit Agreement") with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2023, the Company had outstanding letters of credit totaling $10,951,000 and $274,000,000 of outstanding borrowings under the credit agreement, inclusive of a $96,250,000 delayed draw term loan ($3,750,000 of the term loan principal has been permanently repaid as scheduled). There was $161,299,000 available under the credit agreement as of September 30, 2023.

On September 29, 2023, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amends the Credit Agreement to, among other things, (i) provide for a maximum net leverage ratio on substantially the same terms as the corresponding covenant contained in the NPA Amendments; and (ii) expand the definition of “Qualified Cash,” to align with the definition of “Qualified Cash” included in the NPA Amendments.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $243,493,000 and $224,189,000 at September 30, 2023 and December 31, 2022, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange gains (losses)	$(623)	$(1,387)	$(541)	$(2,612)
Investment income	85	114	299	508
Realized and unrealized gains (losses) on investments	(481)	(1,101)	2,598	(8,073)
Net periodic benefit cost	329	394	992	1,178
Other, net	$(690)	$(1,980)	$3,348	$(8,999)

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

During the second quarter of 2022 the Company completed its annual goodwill impairment testing and concluded that the goodwill related to its Philippines reporting unit was impaired. The Philippines reporting unit is part of the Company’s Surfactants segment. Goodwill impairment was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations. The Philippines impairment primarily resulted from lost market share at one major customer combined with higher unit overhead costs. The Company recorded a non-cash charge of $978,000 in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2022. The impairment charge equaled the entire balance of the Philippines’ goodwill.

17.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $15,715,000 and $44,833,000 that were unpaid at September 30, 2023 and 2022, respectively. Noncash financing activities included the issuance of 97,774 shares of the Company’s common stock (valued at $10,480,000) and 58,441 shares of the Company’s common stock (valued at $6,095,000) under the Company’s equity incentive compensation plan during the nine months ended September 30, 2023 and 2022, respectively.

18.
BUSINESS RESTRUCTURING

2023 Restructuring

During the third quarter of 2023 the Company recorded a $5,530,000 restructuring expense associated with the Company's previously announced voluntary early retirement program. The program was offered to eligible employees at the Company's corporate headquarters and global technology center to reduce costs.

The remainder of the business restructuring expenses incurred during the three and nine months ended September 30, 2023, were not material, and relate to decommissioning expenses associated with the Company's 2016 Canadian plant closure.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 69 percent of consolidated net sales for the first nine months of 2023, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first nine months of 2023, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first nine months of 2023, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company income and expenses. Compensation expense is recognized when the value of the Company's common stock and mutual fund investment assets held for the plans increase, and compensation income is recognized when the value of the Company's common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed in the following table:

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expenses)	$3.1	$2.1	$1.0	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.5)	(1.0)	0.5
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$2.7	$1.2	$1.5

	Income (Expense)
	For the Nine Months Ended September 30,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expense)	$0.8	$13.0	$(12.2)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	2.6	(7.8)	10.4
Investment Income (Other, net)	0.3	0.5	(0.2)
Pretax Income Effect	$3.7	$5.7	$(2.0)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
(In millions)	2023	2022	Decrease	Increase Due to Foreign Translation
Net Sales	$562.2	$719.2	$(157.0)	$19.1
Gross Profit	71.2	118.5	(47.3)	1.8
Operating Income	19.5	54.7	(35.2)	0.9
Pretax Income	15.8	50.5	(34.7)	0.9

	For the Nine Months Ended September 30,
(In millions)	2023	2022	Decrease	Increase Due to Foreign Translation
Net Sales	$1,793.6	$2,146.1	$(352.5)	$11.1
Gross Profit	211.2	359.3	(148.1)	0.7
Operating Income	58.4	195.6	(137.2)	0.1
Pretax Income	52.1	179.4	(127.3)	—

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022

Summary

Net income in the third quarter of 2023 was $12.6 million, or $0.55 per diluted share, versus $39.4 million, or $1.71 per diluted share, in the third quarter of 2022. Adjusted net income was $14.7 million, or $0.64 per diluted share, versus $46.3 million, or $2.01 per diluted share in the third quarter of 2022 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2023 compared to the third quarter of 2022. A detailed discussion of segment operating performance for the third quarter of 2023 compared to the third quarter of 2022 follows the summary.

Consolidated net sales decreased $157.0 million, or 22 percent, versus the prior year quarter. Consolidated sales volume declined nine percent, which negatively impacted the change in net sales by $61.3 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased seven percent, 12 percent and 28 percent, respectively. The decline in sales volume was primarily due to lower market demand and continued customer and channel inventory destocking. Lower average selling prices negatively impacted the year-over-year change in net sales by $114.8 million. The decrease in average selling prices was mainly attributable to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity primarily within the European and Latin American end-use markets. Foreign currency translation favorably impacted the year-over-year change in net sales by $19.1 million due to a weaker U.S. dollar against most currencies in foreign locations where the Company has operations.

Operating income in the third quarter of 2023 decreased $35.1 million, or 64 percent, versus operating income in the third quarter of 2022. Surfactant, Polymer and Specialty Products operating income decreased $23.6 million, $10.0 million, and $7.3 million, respectively, versus the third quarter of 2022. Corporate expenses, including business restructuring and deferred compensation expenses, decreased $5.8 million year-over-year. Most of this decrease was attributable to a $10.3 million reduction in environmental remediation reserve expense, partially offset by a $5.5 million increase in restructuring expense, in the third quarter of 2023 compared to the third quarter of 2022. Corporate expenses, excluding business restructuring, environmental remediation and deferred compensation expenses, were flat year-over-year. Foreign currency translation had a $0.9 million favorable impact on operating income in the third quarter of 2023 versus the prior year.

Operating expenses (including deferred compensation and business restructuring) decreased $12.1 million, or 19 percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $3.3 million, or 22 percent, primarily due to lower incentive-based compensation expenses.
•
Administrative expenses decreased $10.9 million, or 32 percent, primarily due to lower environmental remediation reserve ($10.3 million reduction from the third quarter of 2022) and incentive-based compensation expenses that were partially offset by higher salaries.
•
Research, development and technical service (R&D) expenses decreased $2.5 million, or 14 percent, primarily due to lower incentive-based compensation expenses.
•
Deferred compensation was $3.1 million of income in the third quarter of 2023 versus $2.1 million of income in the prior year quarter. The $1.0 million increase in deferred compensation income was primarily due to a $20.59 per share decrease in the market price of the Company's common stock in the third quarter of 2023 compared to a $7.68 per share decrease in the third quarter of 2022. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.
•
Business restructuring was $5.6 million of expense in the third quarter of 2023 versus $0.1 million of expense in the third quarter of 2022. The current year quarter includes a $5.5 million restructuring reserve associated with the Company's previously announced voluntary early retirement offering to eligible employees at the Company's corporate headquarters and global technology center. In addition, both the current and prior year quarters include $0.1 million of decommissioning costs associated with the Company's Canadian plant closure.

Net interest expense for the third quarter of 2023 increased $0.8 million, or 34 percent, versus the third quarter of 2022. This increase was primarily attributable to higher outstanding debt balances and higher interest rates on borrowings under the Company's revolving credit facility in 2023 versus 2022.

Other, net was $0.7 million of expense in the third quarter of 2023 versus $2.0 million of expense in the third quarter of 2022. The Company recognized $0.4 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2023 compared to $1.0 million of investment losses in the third quarter of 2022. In addition, the Company reported $0.6 million of foreign exchange losses in the third quarter of 2023 versus $1.4 million of foreign exchange losses in the third quarter of 2022. The Company's net periodic pension income was $0.3 million in the third quarter of 2023 versus $0.4 million of income in the third quarter of 2022.

The Company’s effective tax rate was 20.6 percent in the third quarter of 2023 versus 21.9 percent in the third quarter of 2022. This decrease was primarily attributable to a more favorable geographical mix of income in the third quarter of 2023 that was largely offset by a non-recurring U.S. tax benefit recorded in the third quarter of 2022.

Segment Results

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2023	2022	Decrease	Percent Change
Surfactants	$373,836	$474,861	$(101,025)	-21
Polymers	169,559	214,807	(45,248)	-21
Specialty Products	18,831	29,517	(10,686)	-36
Total Net Sales	$562,226	$719,185	$(156,959)	-22

(Dollars in thousands)	For the Three Months Ended September 30,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$15,373	$38,976	$(23,603)	-61
Polymers	21,813	31,864	(10,051)	-32
Specialty Products	2,402	9,685	(7,283)	-75
Segment Operating Income	$39,588	$80,525	$(40,937)	-51
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$11,342	$27,905	$(16,563)	-59
Deferred Compensation Expense (Income)	3,101	(2,131)	5,232	NM
Business Restructuring	5,628	92	5,536	NM
Total Operating Income	$19,517	$54,659	$(35,142)	-64

Surfactants

Surfactant net sales for the third quarter of 2023 decreased $101.0 million versus net sales for the third quarter of 2022. Lower average selling prices negatively impacted the change in net sales by $79.8 million. The lower average selling prices were mainly attributable to declining raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Sales volume declined seven percent and negatively impacted the change in net sales by $33.9 million. Foreign currency translation had a $12.7 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$223,912	$272,557	$(48,645)	-18
Europe	60,126	86,344	(26,218)	-30
Latin America	76,469	98,313	(21,844)	-22
Asia	13,329	17,647	(4,318)	-24
Total Surfactants Segment	$373,836	$474,861	$(101,025)	-21

Net sales for North American operations decreased $48.6 million, or 18 percent, year-over-year. Sales volume declined 11 percent and negatively impacted the change in net sales by $30.4 million. The lower sales volume was primarily due to lower demand for commodity laundry products and for products sold into the agricultural end market, largely due to continued customer and channel inventory destocking and the previously disclosed backward integration by one customer, associated with the low 1.4 dioxane transition, in the third quarter of 2022. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $18.0 million and $0.2 million, respectively. The lower average selling prices were primarily due to the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $26.2 million, or 30 percent, primarily due to lower average selling prices and a 14 percent decline in sales volume. These items negatively impacted the change in net sales by $18.3 million and $12.3 million, respectively. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. The lower sales volume was primarily due to lower demand for products sold into the consumer products end markets, mostly commodity laundry, and the agricultural end market. Foreign currency translation positively impacted the change in net sales by $4.4 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Latin American operations decreased $21.8 million, or 22 percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $38.4 million. The lower average selling prices primarily reflect less favorable product mix, the pass-through of lower raw material costs and increased competitive pressures from imports. Sales volume increased eight percent and positively impacted the change in net sales by $8.1 million. The sales volume improvement was primarily due to higher demand for products sold into the consumer products end markets and to distribution customers, partially offset by lower demand for products sold into the agricultural end market. A weaker U.S. dollar relative to all currencies within the region led to an $8.5 million positive foreign currency translation effect.

Net sales for Asian operations decreased $4.3 million, or 24 percent, versus the prior year quarter. A 14 percent decline in sales volume and lower average selling prices negatively impacted the change in net sales by $2.5 million and $1.9 million, respectively. Foreign currency translation positively impacted the change in net sales by $0.1 million.

Surfactant operating income for the third quarter of 2023 decreased $23.6 million, or 61 percent, versus operating income for the third quarter of 2022. Gross profit decreased $28.2 million, or 42 percent, and operating expenses decreased $4.6 million, or 16 percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2023	2022	Increase (Decrease)	Percent Change
North America	$25,259	$42,078	$(16,819)	-40
Europe	5,897	9,756	(3,859)	-40
Latin America	5,578	14,013	(8,435)	-60
Asia	2,818	1,916	902	47
Surfactants Segment Gross Profit	$39,552	$67,763	$(28,211)	-42
Operating Expenses	24,179	28,787	(4,608)	-16
Surfactants Segment Operating Income	$15,373	$38,976	$(23,603)	-61

Gross profit for North American operations decreased $16.8 million, or 40 percent, versus the prior year primarily due to lower average unit margins and an 11 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $12.1 million and $4.7 million, respectively. The lower average unit margins were primarily attributable to less favorable product mix and high-cost inventory carryover.

Gross profit for European operations decreased $3.9 million, or 40 percent, primarily due to lower average unit margins and a 14 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $2.9 million and $1.4 million, respectively. The lower average unit margins primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the change in gross profit by $0.4 million.

Gross profit for Latin American operations decreased $8.4 million, or 60 percent, mostly due to lower average unit margins. The lower unit margins negatively impacted the change in gross profit by $10.1 million and primarily reflect a less favorable product mix, mostly due to lower demand for products sold into the agricultural end market, and increased competitive pressures from imports. An eight percent increase in sales volume favorably impacted the year-over-year change in gross profit by $1.2 million. Foreign currency translation positively impacted the change in gross profit by $0.5 million.

Gross profit for Asia operations increased $0.9 million, or 47 percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $1.2 million and primarily reflect a more favorable product mix. Sales volume declined 14% and negatively impacted the year-over-year change in gross profit by $0.3 million.

Operating expenses for the Surfactants segment decreased $4.6 million, or 16 percent, in the third quarter of 2023 versus the third quarter of 2022. This decrease was mostly attributable to lower incentive-based compensation expenses year-over-year.

Polymers

Polymers net sales for the third quarter of 2023 decreased $45.2 million, or 21 percent, versus net sales for the same period of 2022. A 12 percent decline in sales volume and lower average selling prices negatively impacted the change in net sales by $24.7 million and

$26.7 million, respectively. Foreign currency translation had a $6.2 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2023	2022	Increase (Decrease)	Percent Change
North America	$90,521	$128,992	$(38,471)	-30
Europe	66,752	76,022	(9,270)	-12
Asia and Other	12,286	9,793	2,493	25
Total Polymers Segment	$169,559	$214,807	$(45,248)	-21

Net sales for North American operations decreased $38.5 million, or 30 percent, due to a 25 percent decrease in sales volume and lower average selling prices. These items negatively impacted the year-over-year change in net sales by $32.2 million and $6.3 million, respectively. Sales volume of polyols used in rigid foam applications decreased 23 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 42 percent and 17 percent, respectively. The year-over-year decline in sales volume reflects continued customer and channel inventory destocking and lower construction-related activities. The lower selling prices primarily reflect the pass-through of lower raw material costs.

Net sales for European operations decreased $9.3 million, or 12 percent, primarily due to lower average selling prices and a two percent decline in sales volume. These items negatively impacted the year-over-year change in net sales by $14.9 million and $1.3 million, respectively. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation had a positive $6.9 million impact on the year-over-year change in net sales. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations increased $2.5 million, or 25 percent, primarily due to a 43 percent increase in sales volume. The higher sales volume positively impacted the year-over-year change in net sales by $4.2 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China during the early part of 2023. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $1.1 million and $0.6 million, respectively.

Polymer operating income in the third quarter of 2023 decreased $10.1 million, or 32 percent, versus operating income in the third quarter of 2022. Gross profit decreased $11.3 million, or 28 percent and operating expenses decreased $1.3 million or 16 percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2023	2022	Increase (Decrease)	Percent Change
North America	$15,911	$27,407	$(11,496)	-42
Europe	10,833	11,799	(966)	-8
Asia and Other	1,820	693	1,127	163
Polymers Segment Gross Profit	$28,564	$39,899	$(11,335)	-28
Operating Expenses	6,751	8,035	(1,284)	-16
Polymers Segment Operating Income	$21,813	$31,864	$(10,051)	-32

Gross profit for North American operations decreased $11.5 million, or 42 percent. This decrease was primarily due to a 25 percent decline in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $6.8 million and $4.7 million, respectively. The lower average unit margins primarily reflect high-cost inventory carryover.

Gross profit for European operations decreased $1.0 million, or eight percent, versus the third quarter of 2022. The decrease was primarily due to lower average unit margins and a two percent decline in sales volume. These items negatively impacted the change in gross profit by $1.8 million and $0.2 million, respectively. Foreign currency translation positively impacted the year-over-year change in gross profit by $1.0 million.

Gross profit for Asia and Other operations increased $1.1 million due to higher average unit margins and a 43% increase in sales volume. These items positively impacted the change in gross profit by $0.9 million and $0.3 million, respectively. Foreign currency translation had a $0.1 million negative impact on the year-over-year change in gross profit.

Operating expenses for the Polymer segment decreased $1.3 million, or 16 percent, in the third quarter of 2023 versus the third quarter of 2022. This decrease was mainly attributable to lower incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the third quarter of 2023 decreased $10.7 million, or 36 percent, versus net sales for the third quarter of 2022. This decrease reflects a 28 percent decline in sales volume and lower average selling prices. Gross profit and operating income both decreased by $7.3 million year-over-year. The year-over-year declines in gross profit and operating income were mostly attributable to the 28 percent decline in sales volume and lower unit margins within the medium chain triglycerides (MCT) product line. The lower unit margins were primarily due to high-cost inventory carryover and competitive pressures from imports.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $5.8 million between quarters. Corporate expenses were $20.1 million in the third quarter of 2023 versus $25.9 million in the third quarter of 2022. This year-over-year decrease was primarily attributable to a $10.3 million reduction in environmental remediation expense, due to the non-recurrence of a third quarter 2022 reserve adjustment made for the Company's Maywood, New Jersey site, partially offset by a $5.5 million increase in business restructuring expense for the current year quarter. In addition, the Company also recognized $1.0 million of higher deferred compensation income in the current year quarter.

The $1.0 million increase in deferred compensation income was primarily due to a $20.59 per share decrease in the market price of the Company's common stock in the third quarter of 2023 compared to a $7.68 per share decline in the third quarter of 2022. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended September 30, 2023 and 2022:

	2023		2022
	September 30	June 30	September 30	June 30
Company Common Stock Price	$74.97	$95.56	$93.67	$101.35

Nine Months Ended September 30, 2023 and 2022

Summary

Net income for the first nine months of 2023 was $41.4 million, or $1.80 per diluted share, versus $136.3 million, or $5.90 per diluted share, in the first nine months of 2022. Adjusted net income was $43.2 million, or $1.88 per diluted share, versus $140.0 million, or $6.06 per dilutive share, in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first nine months of 2023 compared to the first nine months of 2022. A detailed discussion of segment operating performance for the first nine months of 2023 compared to the first nine months of 2022 follows the summary.

Consolidated net sales decreased $352.5 million, or 16 percent, year-over-year. Consolidated sales volume declined 14 percent and negatively impacted the year-over-year change in net sales by $304.7 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased 12 percent, 20 percent and 17 percent, respectively. Lower average selling prices negatively impacted the change in net sales by $58.9 million. Foreign currency translation positively impacted the year-over-year change in net sales by $11.1 million due to a weaker U.S. dollar against Mexican peso, Brazilian real, Polish zloty and European euro.

Operating income for the first nine months of 2023 decreased $137.3 million, or 70 percent, versus operating income for the first nine months of 2022. Surfactant, Polymer and Specialty Products operating income decreased $83.4 million, $31.8 million, and $14.5 million, respectively. Corporate expenses, including business restructuring and deferred compensation expenses, increased $7.5 million year-over-year. Most of this increase was attributable to a $12.2 million reduction in deferred compensation income and a $5.6 million increase in business restructuring expenses during the first nine months of 2023. Partially offsetting this increase was a $10.5 million decrease in environmental remediation expenses during the first nine months of 2023 versus the prior year and the non-recurrence of a $1.0 million goodwill impairment charge recognized during the first nine months of 2022. Foreign currency translation had a negligible impact on operating income year-over-year.

Operating expenses (including deferred compensation, business restructuring and goodwill impairment) decreased $10.9 million, or seven percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $9.9 million, or 22 percent, year-over-year primarily due to lower salaries, incentive-based compensation and bad debt provision expenses.
•
Administrative expenses decreased $11.4 million, or 14 percent, year-over-year primarily due to lower environmental remediation reserve ($10.5 million reduction from the first nine months of 2022) and incentive-based compensation expenses that were partially offset by higher salaries.

•
R&D expenses decreased $6.4 million, or 13 percent, year-over-year primarily due to lower incentive-based compensation expenses.
•
Deferred compensation income decreased $12.2 million, year-over-year, primarily due to an increase in the market values of mutual fund investment assets held for the plans in the first nine months of 2023 versus a decrease in the first nine months of 2022. A $31.49 per share decrease in the market price of the Company's common stock in the first nine months of 2023 compared to a $30.62 per share decrease in the first nine months of 2022 also contributed to the year-over-year change. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.
•
Business restructuring expenses were $5.8 million in the first nine months of 2023 versus $0.2 million in the first nine months of 2022. This year-over-year increase was primarily attributable to a $5.5 million restructuring reserve, recorded in the third quarter of 2023, associated with the Company's previously announced voluntary early retirement offering to eligible employees at the Company's corporate headquarters and global technology center. In addition, the Company recorded $0.3 million and $0.2 million of decommissioning costs associated with the Company's Canadian plant closure during the first nine month of 2023 and 2022, respectively.
•
The Company recognized $1.0 million of goodwill impairment expense, related solely to its Philippines reporting unit, during the first nine months of 2022. The Company did not recognize any goodwill impairment charges during the first nine months of 2023. See Note 16, Goodwill Impairment, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for additional details.

Net interest expense for the first nine months of 2023 increased $2.4 million, or 33 percent, versus the first nine months of 2022. This increase was primarily attributable to higher outstanding debt balances and higher interest rates on borrowings under the Company's revolving credit facility in 2023 versus 2022.

Other, net was $3.3 million of income for the first nine months of 2023 compared to $9.0 million of expense for the first nine months of 2022. The Company recognized $2.9 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2023 compared to $7.6 million of investment losses in the first nine months of 2022. In addition, the Company reported $0.6 million of foreign exchange losses in the first nine months of 2023 versus $2.6 million of foreign exchange losses in the first nine months of 2022. The Company also reported $1.0 million of net periodic pension income in the first nine months of 2023 versus $1.2 million of income in the first nine months of 2022.

The Company’s effective tax rate was 20.5 percent for the first nine months of 2023 versus 24.0 percent for the first nine months of 2022. This decrease was primarily attributable to more favorable tax benefits derived from stock-based compensation awards exercised or distributed in the first nine months of 2023 and the impact of certain recurring tax benefits (e.g., the research and development income tax credit), the amounts of which did not change materially year-over-year, having a more favorable impact on the tax rate due to the lower pre-tax income in the first nine months of 2023 versus the first nine months of 2022.

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2023	2022	Decrease	Percent Change
Surfactants	$1,233,351	$1,428,211	$(194,860)	-14
Polymers	495,200	640,771	(145,571)	-23
Specialty Products	65,086	77,112	(12,026)	-16
Total Net Sales	$1,793,637	$2,146,094	$(352,457)	-16

(In thousands)	For the Nine Months Ended September 30,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$57,570	$140,994	$(83,424)	-59
Polymers	48,137	79,905	(31,768)	-40
Specialty Products	8,704	23,246	(14,542)	-63
Segment Operating Income	$114,411	$244,145	$(129,734)	-53
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$51,057	$61,313	$(10,256)	-17
Deferred Compensation (Income)	(856)	(13,038)	12,182	93
Business Restructuring	5,827	225	5,602	NM
Total Operating Income	$58,383	$195,645	$(137,262)	-70

Segment Results

Surfactants

Surfactants net sales for the first nine months of 2023 decreased $194.9 million, or 14 percent, versus net sales for the first nine months of 2022. Sales volume declined 12 percent and negatively impacted the change in net sales by $169.5 million. Lower average selling prices negatively impacted the change in net sales by $35.2 million. Foreign currency translation had a $9.8 million favorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2023	2022	Decrease	Percent Change
North America	$732,530	$824,095	$(91,565)	-11
Europe	219,988	269,952	(49,964)	-19
Latin America	235,784	281,734	(45,950)	-16
Asia	45,049	52,430	(7,381)	-14
Total Surfactants Segment	$1,233,351	$1,428,211	$(194,860)	-14

Net sales for North American operations decreased $91.6 million, or 11 percent, year-over-year. A 16 percent decrease in sales volume negatively impacted the change in net sales by $132.4 million. The decrease in sales volume primarily reflects lower overall demand, customer and channel inventory destocking, and the backward integration by one customer, associated with the low 1,4 dioxane transition, in the third quarter of 2022. Foreign currency translation negatively impacted the change in net sales by $1.7 million. Higher average selling prices favorably impacted the change in net sales by $42.5 million.

Net sales for European operations decreased $50.0 million, or 19 percent, year-over-year. A 14 percent decrease in sales volume and lower average selling prices negatively impacted the change in net sales by $36.5 million and $13.2 million, respectively. The lower sales volume was primarily due to lower demand for products sold into the consumer products end markets, mostly commodity laundry, and the functional product end markets, including agriculture, and lower sales to our distribution partners. The lower average selling prices primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation had a $0.3 million negative impact on the year-over-year change in net sales.

Net sales for Latin American operations decreased $46.0 million, or 16 percent, primarily due to lower average selling prices which negatively impacted the change in net sales by $59.2 million. The lower average selling prices primarily reflect less favorable product mix and increased competitive pressures from imports. Sales volume was essentially flat year-over-year and had a $0.2 million negative impact on the change in net sales. Foreign currency translation had a $13.4 million favorable impact on the change in net sales. A weaker U.S. dollar relative to the Mexican peso and Brazilian real led to the favorable foreign currency translation effect.

Net sales for Asian operations decreased $7.4 million, or 14 percent, year-over-year. A 14 percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $7.1 million and $1.8 million, respectively. Higher average selling prices positively impacted the change in net sales by $1.5 million.

Surfactant operating income for the first nine months of 2023 decreased $83.4 million, or 59 percent, versus operating income for the first nine months of 2022. Gross profit decreased $97.0 million, or 43 percent, and operating expenses decreased $13.5 million, or 16 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2023	2022	Decrease	Percent Change
North America	$84,713	$142,434	$(57,721)	-41
Europe	21,182	34,535	(13,353)	-39
Latin America	19,972	42,719	(22,747)	-53
Asia	5,116	8,249	(3,133)	-38
Surfactants Segment Gross Profit	$130,983	$227,937	$(96,954)	-43
Operating Expenses	73,413	86,943	(13,530)	-16
Surfactants Segment Operating Income	$57,570	$140,994	$(83,424)	-59

Gross profit for North American operations decreased $57.7 million, or 41 percent, versus the prior year primarily due to lower average unit margins and a 16 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $34.7 million and $22.9 million, respectively. The lower average unit margins were mostly attributable to less favorable product mix and high-cost inventory carryover. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million.

Gross profit for European operations decreased $13.4 million, or 39 percent, primarily due to lower average unit margins and a 14 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $8.6 million and $4.7 million, respectively. The lower average unit margins primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation had a negligible impact on the change in gross profit year-over-year.

Gross profit for Latin American operations decreased $22.7 million, or 53 percent, primarily due to lower unit margins, which negatively impacted the change in gross profit by $23.4 million. The lower unit margins primarily reflect a less favorable product mix, mostly due to lower demand for products sold into the agricultural end market, and increased competitive pressures from imports. The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $0.7 million.

Gross profit for Asian operations decreased $3.1 million, or 38 percent, due to lower average unit margins and a 14 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $2.0 million and $1.1 million, respectively.

Operating expenses for the Surfactants segment decreased $13.5 million, or 16 percent, year-over-year. This decrease was mainly attributable to lower incentive-based compensation expenses and the non-recurrence of a $1.0 million goodwill impairment charge at the Company's Philippines subsidiary in the second quarter of 2022.

Polymers

Polymers net sales for the first nine months of 2023 decreased $145.6 million, or 23 percent, versus net sales for the same period of 2022. A 20 percent decrease in sales volume and lower average selling prices negatively impacted the change in net sales by $129.4 million and $17.4 million, respectively. Foreign currency translation positively impacted the change in net sales by $1.2 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2023	2022	Increase (Decrease)	Percent Change
North America	$259,839	$357,303	$(97,464)	-27
Europe	201,705	251,229	(49,524)	-20
Asia and Other	33,656	32,239	1,417	4
Total Polymers Segment	$495,200	$640,771	$(145,571)	-23

Net sales for North American operations decreased $97.5 million, or 27 percent, primarily due to a 29 percent decline in sales volume which negatively impacted the change in net sales by $103.6 million. Sales volume of polyols used in rigid foam applications decreased 30 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 35 percent and 20 percent, respectively. The year-over-year decline in sales volume primarily reflects customer and channel inventory destocking and reduced construction-related activities. Higher average selling prices positively impacted the year-over-year change in net sales by $6.1 million.

Net sales for European operations decreased $49.5 million, or 20 percent, year-over-year. A 16 percent decline in sales volume and lower average selling prices negatively impacted the year-over-year change in net sales by $39.3 million and $13.5 million, respectively. The decline in sales volume reflects customer and channel inventory destocking, reduced construction-related activities and customer share loss. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation had a positive $3.3 million impact on the year-over-year change in net sales. A weaker U.S. dollar relative to the Polish zloty led to the favorable foreign currency translation.

Net sales for Asia and Other operations increased $1.4 million, or four percent, primarily due to a 22 percent increase in sales volume which positively impacted the year-over-year change in net sales by $7.0 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China during the early part of 2023. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $3.5 million and $2.1 million, respectively.

Polymer operating income for the first nine months of 2023 decreased $31.8 million, or 40 percent, versus operating income for the first nine months of 2022. Gross profit decreased $35.8 million, or 34 percent, and operating expenses decreased $4.1 million, or 16 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2023	2022	Increase (Decrease)	Percent Change
North America	$34,472	$61,474	$(27,002)	-44
Europe	31,044	40,119	(9,075)	-23
Asia and Other	3,238	2,982	256	9
Polymers Segment Gross Profit	$68,754	$104,575	$(35,821)	-34
Operating Expenses	20,617	24,670	(4,053)	-16
Polymers Segment Operating Income	$48,137	$79,905	$(31,768)	-40

Gross profit for North American operations decreased $27.0 million, or 44 percent, due to a 29 percent decrease in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $17.8 million and $9.2 million, respectively. The lower average unit margins primarily reflect high-cost inventory carryover.

Gross profit for European operations decreased $9.1 million, or 23 percent, versus the first nine months of 2022. This decrease was primarily due to a 16 percent decrease in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $6.3 million and $3.3 million, respectively. Foreign currency translation positively impacted the year-over-year change in gross profit by $0.5 million.

Gross profit for Asia and Other operations increased $0.3 million, or nine percent, due to a 22 percent increase in sales volume which positively impacted the year-over-year change in gross profit by $0.7 million. The unfavorable impact of foreign currency translation and lower average unit margins negatively impacted the change in gross profit by $0.2 million each.

Operating expenses for the Polymers segment decreased $4.1 million, or 16 percent, year-over-year mainly due to lower incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the first nine months of 2023 decreased $12.0 million, or 16 percent, versus net sales for the first nine months of 2022. Gross profit and operating income decreased $15.2 million and $14.5 million, respectively, year-over-year. The year-over-year declines in net sales, gross profit and operating income were mostly attributable to a 17 percent decline in sales volume and lower unit margins within the medium chain triglycerides (MCT) product line. The lower unit margins were primarily due to high-cost inventory carryover and competitive pressures from imports.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, and other operating expenses that are not allocated to the reportable segments, increased $7.5 million between years. Corporate expenses were $56.0 million in the first nine months of 2023 versus $48.5 million in the first nine months of 2022. Most of this increase reflects $12.2 million of lower deferred compensation income and $5.6 million of higher business restructuring expenses incurred during the first nine months of 2023. Partially offsetting the above was a $10.5 million year-over-year reduction in environmental remediation reserve expenses.

The $12.2 million decrease in deferred compensation income was primarily due to an increase in the market value of mutual fund investment assets held for the plans in the first nine months of 2023 versus a decrease in the first nine months of 2022. A $31.49 per share decrease in the market price of the Company's common stock in the first nine months of 2023 compared to a $30.62 per share decrease in the first nine months of 2022 also contributed to the year-over-year change. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income for the nine months ended September 30, 2023 and 2022:

	2023	2022		2021
	September 30	December 31	September 30	December 31
Company Common Stock Price	$74.97	$106.46	$93.67	$124.29

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2023, operating activities were a cash source of $105.9 million versus a cash source of $74.9 million for the comparable period in 2022. For the first nine months of both 2023 and 2022, investing cash outflows totaled $211.9 million. Financing activities were a cash source of $36.6 million versus a cash source of $154.6 million in the prior year period.

Cash and cash equivalents decreased $68.2 million compared to December 31, 2022, inclusive of a $1.2 million favorable foreign exchange rate impact. Cash in U.S. demand deposit accounts totaled $7.9 million and cash in U.S. money market funds totaled $11.4 million. The Company’s non-U.S. subsidiaries held $86.2 million of cash as of September 30, 2023.

Operating Activities

Net income during the first nine months of 2023 decreased $94.9 million versus the comparable period in 2022. Working capital was a cash use of $13.8 million during the first nine months of 2023 versus a cash use of $145.0 million in the comparable period in 2022.

Accounts receivable were a cash source of $25.8 million during the first nine months of 2023 compared to a cash use of $82.5 million for the comparable period in 2022. Inventories were a cash source of $122.7 million in 2023 versus a cash use of $100.1 million in 2022. Accounts payable and accrued liabilities were a cash use of $152.1 million in 2023 compared to a cash source of $42.6 million for the same period in 2022.

Working capital requirements were lower in the first nine months of 2023 compared to 2022 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects lower sales volume due to a reduction in demand across most end use markets along with extensive customer and channel inventory destocking. The change in inventories reflects lower quantities and unit costs in 2023. The change in accounts payable primarily reflects lower raw material quantities purchased during the first nine months of 2023 combined with lower raw material unit costs. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2023.

Investing Activities

Cash used for investing activities increased less than $0.1 million year-over-year. Cash used for capital expenditures was $213.6 million in the first nine months of 2023 versus $205.3 million in the same period of 2022. The higher capital spending in 2023 is largely attributable to the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2023, the Company estimates that total capital expenditures will be in the range of $255.0 million to $260.0 million. This full year projected spending includes the new alkoxylation plant that is being built in Pasadena, Texas, equipment upgrades to meet new regulatory limits on 1,4 Dioxane in the United States, growth initiatives, infrastructure and optimization spending in the United States and Mexico. The equipment upgrades to meet the new regulatory limits on 1,4 Dioxane were substantially complete as of September 30, 2023 and the new alkoxylation plant is expected to start up in mid-year 2024.

Financing Activities

Cash flow from financing activities was a source of $36.6 million in 2023 versus a source of $154.6 million in 2022. The year-over-year change was primarily due to a lower level of borrowings.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the nine months ended September 30, 2023, the Company did not purchase any shares of its common stock on the open market. At September 30, 2023, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $587.1 million on December 31, 2022 to $649.4 million on September 30, 2023, primarily due to higher domestic borrowings from the Company’s revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $130.6 million, from $413.3 million at December 31, 2022 to $543.9 million at September 30, 2023. This change reflects a debt increase of $62.3 million and a cash decrease of $68.3 million.

As of September 30, 2023, the ratio of net debt to net debt plus shareholders’ equity was 31.1 percent versus 26.2 percent at December 31, 2022 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On September 30, 2023, the Company’s debt included $369.0 million of unsecured notes, with maturities ranging from 2023 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $96.3 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $177.7 million of short term loans borrowed under its revolving credit facility and $6.4 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On September 29, 2023, the Company entered into amendments to the Note Purchase Agreements (the “NPA Amendments”) to primarily provide additional covenant flexibility. The NPA Amendments, among other things, (i) amended the existing maximum net leverage ratios covenant; (ii) expanded the definition of “Qualified Cash”, a metric used to calculate the net leverage ratio, to include 65 percent of unrestricted and unencumbered foreign-based cash or permitted investments; and (iii) included a debt rating requirement and, to the extent the relevant notes are rated below investment grade, a rating fee of 0.75 percent per annum.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2023, the Company had outstanding loans totaling $274.0 million, inclusive of a $96.3 million delayed draw term loan, and letters of credit totaling $11.0 million under the credit agreement, with $161.3 million remaining available.

On September 29, 2023, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amends the Credit Agreement to, among other things, (i) provide for a maximum net leverage ratio on substantially the same terms as the corresponding covenant contained in the NPA Amendments; and (ii) expand the definition of “Qualified Cash,” to align with the definition of “Qualified Cash” included in the NPA Amendments.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At September 30, 2023, the Company’s foreign subsidiaries had $6.4 million of outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These debt covenants also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain an existing maximum net leverage ratio, as defined within the agreements, not to exceed 4.00 to 1.00.

3.	The Company is required to maintain net worth of at least $750.0 million.

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

The Company believes it was in compliance with all of its debt covenants as of September 30, 2023.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2023 and 2022, the Company’s expenditures for capital projects related to environmental matters were $7.1 million and $8.5 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $27.1 million and $26.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.8 million to $45.8 million at September 30, 2023 and $32.6 million to $56.4 million at December 31, 2022. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $21.8 million at September 30, 2023 and $32.6 million at December 31, 2022. The year-over-year decrease primarily reflects payments for remediation work conducted at the Maywood, New Jersey site. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain legal matters were $11.4 million for the nine months ended September 30, 2023, compared to $1.5 million for the same period in 2022.

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

OUTLOOK

Management believes the fourth quarter of 2023 will experience challenges similar to those experienced during the first nine months, including continued inventory destocking within the agricultural end market, and the normal low seasonal demand for Rigid Polyols. Management expects to reduce inventory levels further during the fourth quarter and believes the Company is nearing the end of its high capital spending phase. Given the continued challenging market conditions, management is expanding its cost reduction activities and expects to deliver $50 million in pre-tax savings in 2024 to help offset future inflation and increased expenses associated with the planned commissioning of the new Pasadena alkoxylation assets. These cost reduction activities are centered on workforce productivity and improved operational performance across the manufacturing network. For 2024, management believes sales volumes and margins will improve due to continued recovery in Rigid Polyols demand, growth in Surfactant volume driven by new contracted business and lower raw material costs. Management believes the combination of anticipated market recovery, execution of strategic initiatives, and the aforementioned cost reductions, should position the Company to deliver earnings growth and positive free cash flow in 2024. While management acknowledges the current environment has been challenging, it remains confident in the Company's long-term growth and innovation initiatives.

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

	Three Months Ended
(In millions, except per share amounts)	September 30, 2023		September 30, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$12.6	$0.55	$39.4	$1.71

Deferred Compensation (Income) Expense (including related investment activity)	(2.7)	(0.12)	(1.2)	(0.05)
Business Restructuring Expense	5.6	0.24	0.1	—
Cash Settled Stock Appreciation Rights (Income) Expense	(0.1)	—	(0.2)	(0.01)
Environmental Remediation Expense	—	—	10.4	0.45
Cumulative Tax Effect on Above Adjustment Items	(0.7)	(0.03)	(2.2)	(0.09)
Adjusted Net Income	$14.7	$0.64	$46.3	$2.01

	Nine Months Ended
(In millions, except per share amounts)	September 30, 2023		September 30, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$41.4	$1.80	$136.3	$5.90

Deferred Compensation (Income) Expense (including related investment activity)	(3.7)	(0.16)	(5.7)	(0.25)
Business Restructuring Expense	5.8	0.25	0.2	0.01
Cash Settled Stock Appreciation Rights (Income) Expense	(0.2)	(0.01)	(0.6)	(0.03)
Environmental Remediation Expense	0.5	0.02	11.00	0.48
Cumulative Tax Effect on Above Adjustment Items	(0.6)	(0.02)	(1.2)	(0.05)
Adjusted Net Income	$43.2	$1.88	$140.0	$6.06

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2023	December 31, 2022
Current Maturities of Long-Term Debt as Reported	$227.0	$132.1
Long-Term Debt as Reported	422.4	455.0
Total Debt as Reported	649.4	587.1
Less Cash and Cash Equivalents as Reported	(105.5)	(173.8)
Net Debt	$543.9	$413.3
Equity	$1,202.8	$1,166.1
Net Debt plus Equity	$1,746.7	$1,579.4
Net Debt/Net Debt plus Equity	31%	26%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2022 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company’s legal proceedings are described below:

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A Record of Decision was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties have entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the Record of Decision for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner with no limitation on the ultimate amount of contributions. The Company had paid the current owner $3.6 million for the Company's portion of environmental response costs at the Wilmington site through September 30, 2023.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the third quarter of 2023:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 2023	—		$—	—	$125,050,905
August 2023	80	(2)	$95.55	—	$125,050,905
September 2023	—		$—	—	$125,050,905

Total	80		$95.55	—	$125,050,905

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
(2)
Represents shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.		Description

10.1	–

Fourth Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of September 29, 2005 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

10.2	–

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

10.3	–

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

10.4	–

First Amendment, dated as of September 29, 2023, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

10.5	–

First Amendment, dated as of September 29, 2023, Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

10.6	–

Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462), and incorporated herein by reference)

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

Date: November 2, 2023

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer