Form 10-K
period 2023-12-31
STEPAN CO
filed 2024-02-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Aggregate market value at June 30, 2023, of voting and non-voting common stock held by nonaffiliates of the registrant: $1,992,777,852*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2024:

Class	Outstanding at January 31, 2024
Common Stock, $1 par value	22,381,409

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders expected to be held April 30, 2024.

* Based on reported ownership by all directors and executive officers at June 30, 2023.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2023

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

In this Annual Report on Form 10-K, "Stepan," the “Company,” “we,” “our” or “us” refers to Stepan Company and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires. Our fiscal year ends on December 31, and references to "fiscal" when used in reference to any twelve-month period ended December 31 refer to our fiscal years ended December 31. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

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

Competitive Conditions

The Company does not sell directly to the retail market but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price, technical assistance, the ability to meet the specific needs of individual customers and availability of sufficient capacity. These factors allow the Company to compete on bases other than price alone, reducing the extent of competition compared to that experienced in the sales of commodity chemicals having identical performance characteristics. The Company is one of the leading merchant producers of surfactants in the world. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacturing of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. In January 2022, the Company’s Elwood, Illinois (Millsdale) facility suffered power outages that caused temporary shutdowns and further related operational issues. The Company’s operations have not experienced any other plant shutdowns or material adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure or severe weather conditions.

The principal raw materials used by the Company are petroleum or plant based. For 2024, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

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

Compliance with applicable foreign, federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, involved capital expenditures by the Company of $8.5 million during 2023. These expenditures represented approximately three percent of the Company’s total 2023 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $38.3 million in 2023. In addition, in response to recent regulations limiting the amount of 1,4 dioxane in certain consumer products, the Company has made capital expenditures to modify its manufacturing process to reduce 1,4 dioxane content in ethoxylated surfactants. These 1,4 dioxane-related capital investments position the Company to continue serving existing customers and pursue new market opportunities. Compliance with regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Human Capital Resources

At December 31, 2023 and 2022, the Company employed 2,389 and 2,453 persons, respectively. We view our employees as essential to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier and more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

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

We depend on our highly skilled workforce to reach our business goals, and through a robust commitment to promote safety and well-being, enable professional development, and provide competitive benefits, the Company aims to attract and retain top talent. We value the fact that we have a diverse, inclusive, and engaged community of workers, and our goal is to create workplace environments built on respect, safety, strong teamwork, and high competency. Employee feedback is regularly solicited on workplace practices and culture. Results from these surveys are used at the corporate and site levels to define needs and develop improvement plans. Across our operations, employees are encouraged and supported in developing the technical and leadership skills they need to excel at their work and to advance in their roles. The Company provides an array of opportunities, including leadership training, technical training and certifications, language training, and educational assistance. Developing our talent pipeline and retaining our skilled labor force is a key focus, and our objective is to support employees’ progress toward their professional goals through opportunities within the Company. Employees receive comprehensive and competitive benefits packages aimed at attracting top talent and supporting needs for work-life balance. Employees are rewarded for their positive contributions to company success with Pay-for-Performance incentives, profit sharing and an employee stock ownership plan.

Acquisitions and Dispositions

See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the Company’s acquisition activities.

Website

The Company’s website address is www.stepan.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the SEC). The Company routinely posts important information for investors on its website in the "Investors" section and may use its website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD. Investors should monitor the Investors section of the Company’s website, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

The website also makes available the Company’s sustainability report, code of conduct, corporate governance guidelines and the charters for the audit, compliance, human capital and compensation and nominating and corporate governance committees of the Company's Board of Directors.

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

The executive officers of the Company, their ages and certain other information as of February 29, 2024, are as follows:

Name	Age	Title	Year First Elected Officer
Scott R. Behrens	54	President and Chief Executive Officer	2014
Sean T. Moriarty	54	Vice President and General Manager –Surfactants	2017
Luis E. Rojo	51	Vice President and Chief Financial Officer	2018
Jason S. Keiper	50	Vice President and Chief Technology and Sustainability Officer	2019
David G. Kabbes	61	Vice President, General Counsel and Secretary	2019
Richard F. Stepan	47	Vice President and General Manager –Polymers	2021
Robert J. Haire	51	Executive Vice President, Supply Chain	2023
Sharon N. Purnell	46	Vice President and Chief Human Resources Officer	2023

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

Richard F. Stepan has served the Company as Vice President and General Manager – Polymers since January 2021. From January 2019 through December 2020, Mr. Stepan served as Vice President, Consumer Products of the Company.

Robert J. Haire has served the Company as Executive Vice President, Supply Chain since May 2023. From January 2016 to May 2023 Mr. Haire served as Senior Vice President Operations, Performance Chemicals at Ingevity Corporation, a manufacturer of performance chemicals and materials.

Sharon N. Purnell has served the Company as Vice President and Chief Human Resources Officer since September 2023. From October 2021 to September 2023 Ms. Purnell served as Chief Human Resources Officer of Streamland Media, Inc., a media production company. From January 2021 to October 2021, Ms. Purnell worked as a consultant for SNP Consulting, a human resources consulting firm. From January 2016 to January 2021 Ms. Purnell served as Vice President Human Resources of Riddell Sports Group, Inc., a sports equipment manufacturer.

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

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, pandemic, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. For example, in 2022, unplanned weather-related production disruptions at the Company’s Elwood, Illinois (Millsdale) facility impacted Polymer operations. Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers and customers may use and/or generate hazardous materials, and we may be required to indemnify our suppliers, customers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property, damages to public health and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third parties. Furthermore, the Company is subject to present claims, and may be subject to future claims, with respect to workplace exposure, contractor exposure to toxic or hazardous substances on the Company’s premises as well as other persons located nearby, workers’ compensation and other matters.

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

The Company relies heavily on railroads, ships, and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished products to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, technological problems, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation regulations. If the Company, its suppliers or third-party transportation operators experience transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished products, which could result in a material adverse effect on Company revenues, costs and operating results. For example, during 2021, transportation disruptions due to driver shortages and increased costs negatively impacted results of operations in our Surfactants and Polymers segments. Similarly, recent conflict in the Middle East and the Red Sea has increased shipping costs and transportation times for certain raw materials and products.

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

From time to time, the Company initiates expansion and other significant capital projects. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third-party service providers, civil unrest and labor disputes. For example, in 2022 the Company disclosed that supply chain disruptions and labor shortages had delayed the expected startup of its Pasadena, Texas facility and that cost inflation had increased the expected cost of the project. Significant cost overruns or delays in completing a capital project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company misjudges its future capacity needs, this too could materially and adversely impact its business, financial position, results of operations and cash flows.

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. 1,4 dioxane is generated as a by-product during the manufacture of certain of the Company’s surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, permitted no more than 2 ppm and 1 ppm, respectively, of 1,4 dioxane in cleaning and personal care products and 10 ppm in cosmetics products. California and New Jersey are also considering regulating 1,4 dioxane. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. Under TSCA, USEPA has identified 1,4 dioxane as a high priority chemical and has issued its draft risk evaluation and risk determination, with risk management measures expected to mitigate any identified risks. The European Union is also expected to propose a regulatory limit for 1,4 dioxane content in surfactants. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products to comply with New York’s regulations. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We have modified our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulations that contain low/no dioxane surfactants currently offered by the Company.

An essential component of the Company’s strategy is a focus on continuing to develop new products to replace the sales of products that mature and decline in use, though the Company may not be successful in achieving its growth expectations from developing new products. Moreover, the Company cannot be certain that the costs it incurs investing in new product and technology development will result in an increase in revenues or profits commensurate with its investment, and the introduction of any new products may be disrupted or delayed by manufacturing or other technical difficulties. The Company’s business, financial position, results of operations and cash flows could be materially and adversely affected if the Company is unable to successfully manage the maturation of existing products and the timely and successful development and introduction of new products.

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

General economic conditions and macroeconomic trends could adversely affect users of some end products that are manufactured using the Company’s products and the industries in which such end products are used. During economic downturns or other periods of uncertainty, these users may reduce their volume of purchases of such end products or may purchase alternative products, which would reduce demand for the Company’s products. For example, in 2021 and 2022, construction project delays and cancellations related to the impacts of the COVID-19 pandemic and uncertain general economic conditions, including supply chain issues, reduced demand for the Company’s rigid polyol products. In addition, increasing concern among consumers, public health professionals and government agencies about environmental, health or wellness issues could lead some of the Company’s customers to limit the use of certain of our products or result in harm to the Company’s reputation. Reduced demand from the primary end markets for the Company’s products, such as the consumer products industry, could adversely affect the Company and demand for our products. Additionally, uncertain conditions in the financial markets pose a risk to the overall economy that may impact consumer demand for such end products and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale, which would result in increased credit risk and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

In the event that economic conditions worsen or result in a prolonged downturn or recession, or consumer-driven preferences result in reduced demand for our products, the Company’s business, financial position, results of operations and cash flows may be materially and adversely affected.

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

Furthermore, some of the laws and regulations applicable to us have changed in recent years to impose new obligations or increasing compliance costs that could also force us to reformulate or discontinue certain of our products. For example, the European Union is now requiring a review of existing active biocide substances, and based on this review, the European Commission or an individual member state may decide not to authorize the product for continued sale. As another example, TSCA now mandates that the USEPA must designate “high priority” chemicals and perform a risk evaluation, which could result in a finding of “unreasonable risk” and a decision to promulgate new regulations to address such risk. As a result of such regulations, our ability to sell certain products may be curtailed and customers may avoid purchasing some products in favor of less regulated, less hazardous or less costly alternatives. The Company may offer alternative products, sales of which may or may not replace sales of such curtailed products. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. In this regard, the nature, stringency and timing of any future regulations or changes in regulations are uncertain.

In addition, increasingly stringent regulation of human exposure to ethylene oxide by regulatory authorities in the United States could require material expenditures or changes in our manufacturing operations. The Company uses ethylene oxide at its Winder, Georgia and Elwood, Illinois (Millsdale) facilities and expects to use ethylene oxide at its Pasadena, Texas facility. The Company uses ethylene oxide in a closed loop process to manufacture surfactants that are used in products such as laundry detergents. The Company does not manufacture ethylene oxide, nor does it use ethylene oxide as a fumigant. Ethylene oxide is listed as a hazardous air pollutant under the Clean Air Act, as amended, emissions of which are regulated by the USEPA and other regulatory authorities. In 2020, Georgia adopted a law requiring any spill or release of ethylene oxide that occurs outside of normal operations to be reported to the state within 24 hours. Georgia and Illinois legislators have proposed legislation that would impose additional restrictions on the use of ethylene oxide. The USEPA is considering new standards for ethylene oxide emissions. While our production facilities have not yet been materially affected by changes in ethylene oxide regulation, any additional regulatory restrictions on the use or emission of ethylene oxide by facilities could impair our ability to manufacturer certain products in affected locations, including at our Winder, Georgia, Elwood, Illinois (Millsdale) and Pasadena, Texas facilities.

Compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to modify its facilities and processes or acquire additional costly pollution control equipment, incur other significant expenses, or expose the Company to greater liability associated with its production processes and products. The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations, as our operations currently use, and have historically used, hazardous materials and generate, and have historically generated, quantities of hazardous waste. Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Certain of our sites have an extended history of industrial use, which may expose us to liability. We are subject to regulatory oversight and investigation, remediation, and monitoring obligations at certain current and former U.S. Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the RCRA, the Clean Water Act, the Clean Air Act, and CERCLA, as well as analogous foreign laws. See Item 3, Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the Notes to the Company’s Consolidated Financial Statements (included in Item 8 of this Form 10-K) for a summary of current significant environmental proceedings related to certain sites. In the event that new contamination is discovered, including at facilities we may acquire in the future, the Company may become subject to additional obligations. The costs and liabilities associated with these issues may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has substantial operations outside the United States. In the year ended December 31, 2023, the Company’s sales outside of the United States constituted approximately 44 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

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

The Company is subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of its operations and corporate structure. The Company is also subject to intercompany pricing laws, including those relating to the flow of funds between its entities pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions the Company has taken or intends to take regarding the tax treatment or characterization of any of the Company’s transactions, including the tax treatment or characterization of the Company’s indebtedness. The Company may also make certain tax elections, such as bonus depreciation, that could prevent the Company from fully benefitting from tax deductions such as the global intangible low-taxed income deduction or utilizing tax credits such as foreign tax credits. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of the Company’s transactions, or the Company makes tax elections that impact other tax benefits, the potential resulting disallowance of deductions, imposition of withholding taxes on internal deemed transfers or other consequences could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2023, the Company had $359.8 million of debt on its balance sheet consisting of senior unsecured notes with maturities ranging from 2024 until 2032. In addition, the Company is party to a credit agreement providing for a $350.0 million revolving credit facility and a $100.0 million delayed-draw term loan credit facility; as of December 31, 2023, the Company had $283.0 million outstanding borrowings and $10.9 million outstanding letters of credit under the credit agreement with $151.1 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2023, the Company’s foreign subsidiaries had $11.3 million of outstanding debt.

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

During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information and communications technology and related systems. Despite the security measures the Company has in place, the Company’s customers’ and suppliers’ information and operational technology systems could be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from system failures, including network outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nation-states and nation-state-sponsored organizations. In addition, if a material, actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers or suppliers. Any such material disruptions or breaches of security could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management

We assess, identify and manage material risks from cybersecurity threats through various policies, procedures and processes, including through our Enterprise Risk Management program (ERM), our information security policies and standards, workforce cybersecurity trainings and third-party assessments and programs.

The Company uses ERM principles to help identify, prevent, and mitigate potential risks, including cybersecurity and related risks. We base our ERM program on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Individuals representing Stepan’s global locations and functions contribute to our risk assessments at least annually through surveys and in-person interviews. Members are polled quarterly to spot emerging risks and trends. The Company’s Vice President, Chief Compliance and Risk Officer leads the ERM program and reports regularly to the Audit Committee of the Board of Directors on ERM matters.

The Company maintains cybersecurity programs according to the set of guidelines developed by the National Institute of Standards and Technology through the Cybersecurity Framework. The Company maintains a set of IT Security Standards that provides a framework of layered security protection. In addition, the Company maintains and communicates to its workforce a Use of Information Technology Policy to support the understanding of and commitment to safely using IT assets. This knowledge can help prevent accidental or intentional misuse of Company IT resources, which can compromise the confidentiality, integrity, and availability of sensitive data and systems. The Company requires cybersecurity training to raise awareness and educate employees about cybersecurity risks. The Company updates its training program at least annually.

The Company engages a variety of IT assessors to evaluate and test the Company’s cybersecurity and cybersecurity controls. Additionally, the Company engages IT consultants to provide tabletop exercises, ransomware simulations, cyber policy and standards development, cybersecurity, data security, and IT training events, cybersecurity and data security testing and monitoring, and cybersecurity implementation projects.

Although the Company has put in place the cybersecurity policies, procedures and processes described above, the Company remains exposed to cybersecurity attacks and incidents and misuse or manipulation of any of its IT systems, which could have a material adverse effect on its business strategy, results of operations or financial condition. As of the filing of this Form 10-K, we are not aware of any attacks, incidents, misuse or manipulation that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. For risks associated with cybersecurity threats, see the risk factor “The Company relies extensively on information technology (IT) systems to conduct its business. Interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.” included in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

The Audit Committee of the Company’s Board of Directors (the Audit Committee) oversees the Company’s cybersecurity risk management. The Audit Committee receives quarterly reports on cybersecurity risks and risk management from the Company’s Vice President of Information Technology. The Company’s Vice President of Information Technology, who reports to the Vice President and Chief Financial Officer, is in charge of assessing and managing our risks related to cybersecurity and oversees a team of full-time cybersecurity specialist employees. Utilizing the processes noted above, this team remains informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. The Company’s Vice President of Information Technology has served in a variety of IT and cybersecurity roles for twenty-five years, including serving in IT infrastructure, cybersecurity, enterprise application, and project management office leadership roles for both public and privately held companies in the chemical, pharmaceutical, and manufacturing industries. He has earned the IT Infrastructure Library (ITIL) Service Master Certification. The Company’s Cybersecurity Manager, who reports to the Vice President of Information Technology, has earned multiple cybersecurity industry certifications and has over fifteen years of IT and cybersecurity experience. The Company’s cybersecurity program and cybersecurity practices are reviewed by internal and external auditors. The Company’s cybersecurity team provides periodic reports to such auditors.

Item 2. Properties

The following are the Company’s principal physical properties. Unless otherwise noted, the listed properties are owned by the Company. Management believes that the facilities are suitable and adequate for the Company’s current operations.

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Elwood, Illinois	492 acres	Surfactants/Polymers
2.	Winder	Winder, Georgia	202 acres	Surfactants
3.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
4.	Pasadena	Pasadena, Texas	51 acres	Surfactants
5.	Stepan France	Voreppe, France	20 acres	Surfactants
6.	Stepan Ecatepec	Ecatepec, Mexico	34 acres	Surfactants
7.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers
8.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
9.	Global Technology Center	Northfield, Illinois	8 acres	N/A
10.	Company Headquarters	Northbrook, Illinois	1.72 acres (leased)	N/A

Item 3. Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental assessment, protection and remediation matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations. Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position. The Company’s material legal proceedings are described below:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current property and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical and radiological contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the USEPA and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on May 2, 1991, by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation/Feasibility Studies of soils and groundwater at the Maywood site. On September 23, 2014, USEPA issued its Record of Decision for chemically-contaminated soil at the Maywood site; the Record of Decision was amended pursuant to an Explanation of Significant Differences in January 2021. The USEPA has not yet issued a Record of Decision for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the remedial action is finalized, if a groundwater Record of Decision is issued or if other potentially responsible parties are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio Property Superfund Site (the D’Imperio site). The Company was named as a potentially responsible party in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the Company’s current recorded liability.

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A Record of Decision was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties have entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the Record of Decision for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3.6 million for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2023. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties and the Company believes it is probable that it will have exposure for this claim; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among the potentially responsible parties or what impact, if any, the outcome might have on the Company’s financial position, results of operations or cash flows.

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

As of January 31, 2024, there were 1,877 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by banks, brokers and other institutions holding shares of the Company’s common stock on behalf of their customers.

(b)
Below is a summary by month of shares purchases by the Company during the fourth quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October	—		$—	—	$125,050,905
November	—		$—	—	$125,050,905
December	427	(2)	$92.45	—	$125,050,905

Total	427		$92.45	—	$125,050,905

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
(2)
Consists of 418 shares and 9 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs and the distribution of restricted stock units, respectively.

(c)
Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2018, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2018 and shows the cumulative total return as of each December 31 thereafter.

Item 6. (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Presentation of Information

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2022 and 2023. For a discussion of changes from the fiscal year ended December 31, 2021 to the fiscal year ended December 31, 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 28, 2023).

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 69 percent of the Company’s consolidated net sales in 2023, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

•
On September 23, 2022, the Company completed the purchase of PerformanX Specialty Chemicals, LLC’s surfactant business and associated assets. Included in the transaction were intellectual property, customer relationships, inventory and working capital. This acquisition enhanced the Company’s specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is expected to deliver additional baseload volumes for the Company’s Pasadena, Texas alkoxylation facility that is expected to start up in the third quarter of 2024. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
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

Polymers - Polymers, which accounted for 28 percent of consolidated net sales in 2023, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Elwood, Illinois (Millsdale) site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant. Recent significant events include:

•
In January 2021, the Company completed the purchase of INVISTA’s aromatic polyester polyol business and associated assets. Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital. This acquisition expanded the Company’s manufacturing capabilities in both the United States and Europe and enhanced the Company’s business continuity capabilities for the polymer market. The Company believes that available spare capacity, combined with debottlenecking opportunities in both plants, allows Stepan to support future market growth in a capital efficient way. See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales in 2023, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expenses)	$(4.4)	$9.4	$(13.8)	(1)
Investment Income (Other, net)	0.8	1.7	(0.9)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	4.3	(8.0)	12.3
Pretax Income Effect	$0.7	$3.1	$(2.4)

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2022	2021	Change
Deferred Compensation (Administrative expenses)	$9.4	$(6.9)	$16.3	(1)
Investment Income (Other, net)	1.7	2.8	(1.1)
Realized/Unrealized Gains on Investments (Other, net)	(8.0)	2.1	(10.1)
Pretax Income Effect	$3.1	$(2.0)	$5.1
(1)
See the Segment Results – Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2023	2022	2021	2020
Company Stock Price	$94.55	$106.46	$124.29	$119.32

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-over-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income statement line items for 2023 compared to 2022 and 2022 compared to 2021:

	For the Year Ended December 31,			Increase Due to Foreign
(In millions)	2023	2022	Decrease	Currency Translation
Net Sales	$2,325.8	$2,773.3	$(447.5)	$27.1
Gross Profit	277.6	427.1	(149.5)	2.1
Operating Income	58.6	207.3	(148.7)	0.6
Pretax Income	48.4	188.7	(140.3)	0.2

	For the Year Ended December 31,			Decrease Due to Foreign
(In millions)	2022	2021	Increase	Currency Translation
Net Sales	$2,773.3	$2,346.0	$427.3	$(95.4)
Gross Profit	427.1	395.8	31.3	(11.1)
Operating Income	207.3	170.8	36.5	(7.4)
Pretax Income	188.7	172.5	16.2	(7.2)

Results of Operations

2023 Compared with 2022

Summary

Net income attributable to the Company in 2023 decreased 73 percent to $40.2 million, or $1.75 per diluted share, from $147.2 million, or $6.38 per diluted share in 2022. Adjusted net income was $50.7 million, or $2.21 per diluted share in 2023 versus $153.5 million, or $6.65 per diluted share in 2022 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation of reported net income attributable to the Company and reported earnings per diluted share to non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in 2023 compared to 2022. A detailed discussion of segment operating performance for 2023, compared to 2022, follows the summary.

Consolidated net sales decreased $447.5 million, or 16 percent, between years. Consolidated sales volume decreased 11 percent and negatively impacted the year-over-year change in net sales by $292.2 million. Sales volume in the Surfactant, Polymer and Specialty Products segments decreased nine, 15 and 19 percent, respectively. Lower average selling prices negatively impacted the year-over-year change in net sales by $182.4 million. Foreign currency translation favorably impacted the year-over-year change in net sales by $27.1 million, primarily due to a weaker U.S. dollar against the European euro, Mexican peso, Brazilian real and Polish zloty.

Operating income in 2023 decreased $148.7 million, or 72 percent, versus operating income in 2022. Surfactant, Polymer and Specialty Products operating income decreased $90.3 million, $22.1 million, and $18.4 million, respectively, year-over-year. Corporate expenses, including deferred compensation, business restructuring, and asset/goodwill/other intangibles impairment charges increased $17.8 million year-over-year. Most of this increase was attributable to $13.8 million of higher deferred compensation expense and a $12.7 million increase in business restructuring and asset/goodwill/other intangibles impairment expenses. Partially offsetting these increases was a $10.5 million reduction in environmental remediation reserve expenses year over year. Foreign currency translation had a $0.6 million positive impact on operating income year-over-year.

Operating expenses (including deferred compensation, business restructuring and asset/goodwill/other intangibles impairments) decreased $0.7 million, or less than one percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $10.7 million, or 18 percent, between years primarily due to lower salaries and incentive-based compensation expenses.
•
Administrative expenses decreased $9.0 million, or nine percent, year-over-year primarily due to lower environmental remediation reserve ($10.5 million) and incentive-based compensation expenses, partially offset by higher salaries. The higher environmental reserve expenses in 2022 primarily reflected revised remediation cost estimates for the Company’s Maywood, New Jersey site due to USEPA work plan approvals and the receipt of third-party contractor bids during the third quarter of 2022.
•
Research, development and technical service (R&D) expenses decreased $7.6 million, or 11 percent, year-over-year primarily due to lower incentive-based compensation expenses.
•
Deferred compensation expense increased $13.8 million, year-over-year, primarily due to an increase in the market values of mutual fund investment assets held for the plans in 2023 versus a decrease in 2022. An $11.91 per share decrease in the market price of Company common stock during 2023 compared to a $17.83 per share decrease in 2022 also contributed to the year-over-year change. See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.
•
Business restructuring and asset impairment expenses were $12.0 million in 2023 versus $0.3 million in 2022. This $11.7 million year-over-year increase was primarily attributable to a $5.5 million restructuring reserve, recorded in the third quarter of 2023, associated with the Company’s voluntary early retirement offering to eligible employees and $2.9 million of restructuring expense, associated with workforce productivity measures, recognized in the fourth quarter of 2023. The Company also recognized $3.2 million of asset impairment charges in the fourth quarter of 2023. These asset impairment charges primarily relate to assets that are no longer in use and to the write-off of engineering costs associated with projects that the Company no longer deems viable. In addition, the Company recorded $0.4 million and $0.3 million of decommissioning costs associated with the Company’s Canadian plant closure during 2023 and 2022, respectively. See Note 22, Business Restructuring, Assets Impairment and Asset Disposition, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
•
Goodwill and other intangibles impairment expense was $2.0 million in 2023 versus $1.0 million in 2022. In 2023, the Company recognized $1.0 million of goodwill impairment expense related to its Colombia reporting unit and $1.0 million of goodwill and other intangibles impairment expense related to its Lipid Nutrition reporting unit. In 2022, the Company recognized $1.0 million of goodwill impairment expense related solely to its Philippines reporting unit. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Net interest expense in 2023 increased $2.3 million, or 23 percent, versus the prior year. This increase was primarily attributable to higher outstanding debt balances in 2023 versus 2022 and higher interest rates on the Company’s revolving credit facility in 2023 versus 2022.

Other, net was $1.9 million of income in 2023 versus $8.8 million of expense in 2022. The Company recognized $5.2 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2023 compared to $6.4 million of losses in 2022. In addition, the Company recognized $3.7 million of foreign exchange losses in 2023 versus $2.9 million of foreign exchange losses in 2022. The Company also recognized $0.4 million of net periodic pension and other retirement obligations income in 2023 versus $0.5 million of income in 2022.

The Company’s effective tax rate was 16.9 percent in 2023 versus 22.0 percent in 2022. This decrease was primarily attributable to more favorable tax benefits derived from stock-based compensation awards exercised or distributed in 2023 and the impact of certain recurring tax benefits (e.g., the research and development income tax credit), the amounts of which did not change materially year-over-year, having a more favorable impact on the tax rate due to the lower pre-tax income in 2023 versus in 2022. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended December 31,
Net Sales	2023	2022	Decrease	Percent Change
Surfactants	$1,602,819	$1,882,745	$(279,926)	-15
Polymers	642,471	789,080	(146,609)	-19
Specialty Products	80,478	101,445	(20,967)	-21
Total Net Sales	$2,325,768	$2,773,270	$(447,502)	-16

(In thousands)	For the Year Ended December 31,
Operating Income	2023	2022	Increase (Decrease)	Percent Change
Surfactants	$72,399	$162,746	$(90,347)	-56
Polymers	60,770	82,897	(22,127)	-27
Specialty Products	11,476	29,895	(18,419)	-62
Segment Operating Income	$144,645	$275,538	$(130,893)	-48
Corporate Expenses, Excluding Deferred Compensation, Business Restructuring and Asset Impairment and Goodwill and Other Intangibles impairment	67,655	77,287	(9,632)	-12
Deferred Compensation Expense (Income)	4,371	(9,393)	13,764	-147
Business Restructuring and Asset Impairment and Goodwill and Other Intangibles Impairment	14,006	308	13,698	NM
Total Operating Income	$58,613	$207,336	$(148,723)	-72

Surfactants

Surfactant net sales in 2023 decreased $280.0 million, or 15 percent, versus the prior year. Sales volume declined nine percent and negatively impacted the change in net sales by $169.8 million. The lower sales volume primarily reflects a slow down in demand across most end use markets and significant customer and channel inventory destocking. Lower average selling prices negatively impacted the change in net sales by $130.4 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive pressure within certain end-use markets. Foreign currency translation had a $20.2 million favorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	Decrease	Percent Change
North America	$949,218	$1,099,616	$(150,398)	-14
Europe	289,010	349,651	(60,641)	-17
Latin America	304,870	363,799	(58,929)	-16
Asia	59,721	69,679	(9,958)	-14
Total Surfactants Segment	$1,602,819	$1,882,745	$(279,926)	-15

Net sales for North American operations decreased $150.4 million, or 14 percent, between years. Sales volume declined 14 percent and negatively impacted the year-over-year change in net sales by $150.9 million. The lower sales volume primarily reflects a slow down in demand across most end markets and significant customer and channel destocking. Foreign currency translation negatively impacted the change in net sales by $1.7 million. Higher average selling prices favorably impacted the change in net sales by $2.2 million.

Net sales for European operations decreased $60.6 million, or 17 percent, year-over-year. An 11 percent decrease in sales volume and lower average selling prices negatively impacted the change in net sales by $37.1 million and $26.9 million, respectively. The lower sales volume was primarily due to lower demand for products sold within the consumer products and agricultural end markets. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the year-over-year change in net sales by $3.4 million. A weaker U.S. dollar relative to the European euro led to the favorable foreign currency translation effect.

Net sales for Latin American operations decreased $58.9 million, or 16 percent, between years primarily due to lower average selling prices which negatively impacted the change in net sales by $91.0 million. The lower average selling prices were primarily due to less favorable product mix, the pass-through of lower raw material costs and increased competitive activity within certain end-use markets. Sales volume increased three percent and favorably impacted the change in net sales by $12.1 million. The higher sales volume primarily reflects higher demand within the consumer products end markets that was partially offset by lower demand within the agricultural end markets due to significant customer and channel inventory destocking. Foreign currency translation positively impacted the change in net sales by $20.0 million. A weaker U.S. dollar relative to the Mexican peso and Brazilian real led to the favorable foreign currency translation.

Net sales for Asian Surfactant operations decreased $10.0 million, or 14 percent, year-over-year. A nine percent decline in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $6.0 million, $2.5 million and $1.5 million, respectively. The decline in sales volume primarily reflects lower demand for products sold within the consumer products end markets that was partially offset by higher demand from our distribution partners.

Surfactant operating income for 2023 decreased $90.3 million, or 56 percent, versus operating income reported in 2022. Gross profit decreased $105.4 million, or 38 percent, and operating expenses decreased $15.1 million, or 13 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2023	2022	Decrease	Percent Change
Gross Profit and Operating Income
North America	$112,203	$174,097	$(61,894)	-36
Europe	26,655	41,349	(14,694)	-36
Latin America	25,232	53,494	(28,262)	-53
Asia	7,267	7,822	(555)	-7
Surfactants Segment Gross Profit	$171,357	$276,762	$(105,405)	-38
Operating Expenses	98,958	114,016	(15,058)	-13
Surfactants Segment Operating Income	$72,399	$162,746	$(90,347)	-56

Gross profit for North American operations decreased $61.9 million, or 36 percent, primarily due to lower average unit margins and a 14 percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $37.9 million and $23.9 million, respectively. The lower average unit margins were mostly attributable to less favorable product mix and high-cost inventory carryover in 2023. Foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Gross profit for European operations decreased $14.7 million, or 36 percent, primarily due to lower average unit margins and an 11 percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $10.6 million and $4.4 million, respectively. The lower average unit margins primarily reflect a less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Latin American operations decreased $28.3 million, or 53 percent, primarily due to lower average unit margins which negatively impacted the year-over-year change in gross profit by $31.0 million. These lower average unit margins were primarily due to less favorable product mix, mostly due to lower demand for products sold into the agricultural end market, and increased competitive activity from imported products. A three percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.8 million and $0.9 million, respectively.

Gross profit for Asian Surfactant operations decreased $0.6 million, or seven percent, year-over-year. A nine percent decline in sales volume negatively impacted the change in gross profit by $0.7 million. Higher average unit margins favorably impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $15.1 million, or 13 percent, year-over-year. Most of this decrease was attributable to lower salaries and incentive-based compensation expenses.

Polymers

Polymer net sales in 2023 decreased $146.6 million, or 19 percent, versus the prior year. A 15 percent decrease in sales volume and lower average selling prices negatively impacted the year-over-year change in net sales by $114.5 million and $38.8 million, respectively. Foreign currency translation positively impacted the year-over-year change in net sales by $6.7 million. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	Decrease	Percent Change
North America	$338,979	$437,312	$(98,333)	-22
Europe	259,491	307,441	(47,950)	-16
Asia and Other	44,001	44,327	(326)	-1
Total Polymers Segment	$642,471	$789,080	$(146,609)	-19

Net sales for North American operations decreased $98.3 million, or 22 percent, primarily due to a 22 percent decline in sales volume which negatively impacted the change in net sales by $96.8 million. Sales volume of polyols used in rigid foam applications decreased 22 percent year-over-year. Sales volume within the phthalic anhydride and specialty polyols businesses decreased 31 percent and 13 percent, respectively. The year-over-year decline in sales volume primarily reflects customer and channel inventory destocking and reduced construction-related activities. Lower average selling prices negatively impacted the year-over-year change in net sales by $1.5 million.

Net sales for European Polymer operations decreased $48.0 million, or 16 percent, year-over-year. A 10 percent decrease in sales volume and lower average selling prices negatively impacted the change in net sales by $32.1 million and $24.7 million, respectively. The decline in sales volume reflects customer and channel inventory destocking, reduced construction-related activities and customer share loss. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activities. Favorable foreign currency translation positively impacted the change in net sales by $8.8 million. A weaker U.S. dollar relative to the Polish zloty led to the favorable foreign currency translation.

Net sales for Asian and Other operations decreased $0.3 million, or one percent. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $5.2 million and $2.2 million, respectively. A 16 percent increase in sales volume positively impacted the change in net sales by $7.1 million. The higher sales volume reflects the loosening of COVID lockdowns and restrictions in China during the early part of 2023.

Polymer operating income for 2023 decreased $22.1 million, or 27 percent, versus operating income for 2022. Gross profit decreased $25.9 million, or 23 percent, and operating expenses were down $3.8 million, or 12 percent, year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2023	2022	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$45,012	$63,768	$(18,756)	-29
Europe	39,373	46,733	(7,360)	-16
Asia and Other	4,496	4,286	210	5
Polymers Segment Gross Profit	$88,881	$114,787	$(25,906)	-23
Operating Expenses	28,111	31,890	(3,779)	-12
Polymers Segment Operating Income	$60,770	$82,897	$(22,127)	-27

Gross profit for North American operations decreased $18.8 million, or 29 percent, due to a 22 percent decline in sales volume and lower average unit margins. These items negatively impacted the year-over-year change in gross profit by $14.1 million and $4.7 million, respectively. The lower unit margins primarily reflect high-cost inventory carryover in 2023.

Gross profit for European Polymer operations decreased $7.4 million, or 16 percent, year-over-year. This decrease was primarily due to a 10 percent decline in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $4.9 million and $3.7 million, respectively. The lower unit margins primarily reflect high-cost inventory carryover in 2023. Foreign currency translation positively impacted the year-over-year change in gross profit by $1.2 million.

Gross profit for Asia and Other operations increased $0.2 million, or five percent, primarily due to a 16 percent increase in sales volume, which positively impacted the year-over-year change in gross profit by $0.7 million. Lower average unit margins and the unfavorable impact of the foreign currency translation negatively impacted the year-over-year change in gross profit by $0.3 million and $0.2 million, respectively.

Operating expenses for the Polymers segment decreased $3.8 million, or 12 percent, year-over-year mainly due to lower salaries and incentive-based compensation expenses.

Specialty Products

Specialty Products net sales in 2023 decreased $21.0 million, or 21 percent, versus net sales in 2022. Gross profit and operating income decreased $19.3 million and $18.4 million, respectively, year-over-year. The year-over-year decline in net sales, gross profit and operating income were mostly attributable to a 19 percent decline in sales volume and lower unit margins within the medium chain triglycerides (MCT) product line. The lower unit margins were primarily due to high-cost raw material inventory and competitive pressures.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, asset/goodwill/other intangibles impairment charges and other operating expenses that are not allocated to the reportable segments, increased $17.8 million between years. Corporate expenses were $86.0 million in 2023 versus $68.2 million in 2022. This increase was primarily attributable to $13.8 million of higher deferred compensation expense and a $12.7 million increase in business restructuring and asset/goodwill/other intangibles impairment expenses in 2023 versus 2022. Partially offsetting these increases was a $10.5 million reduction in environmental remediation reserve expenses year over year.

The $13.8 million increased in deferred compensation expense was primarily due to an increase in the market values of mutual fund investment assets held for the plans in 2023 versus a decrease in 2022. An $11.91 per share decrease in the market price of Company common stock during 2023 compared to a $17.83 per share decrease in 2022 also contributed to the year-over-year change. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense in 2023, 2022 and 2021:

	December 31
	2023	2022	2021	2020
Company Stock Price	$94.55	$106.46	$124.29	$119.32

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

For 2023, cash generated from operating activities was a cash source of $174.9 million versus a source of $160.8 million in 2022. For 2023, investing cash outflows were $258.7 million versus cash outflows of $308.1 million in 2022. Financing activities were a cash source of $33.3 million in 2023 versus a source of $166.2 million in 2022. Cash and cash equivalents decreased by $43.9 million compared to December 31, 2022, inclusive of a $6.6 million favorable foreign exchange rate impact.

As of December 31, 2023, the Company’s cash and cash equivalents totaled $129.8 million. Cash in U.S. demand deposit accounts and money market funds totaled $6.4 million and $15.1 million, respectively. The Company’s non-U.S. subsidiaries held $108.3 million of cash outside the United States as of December 31, 2023.

Operating Activities

Net income decreased by $106.9 million in 2023 versus the prior year. Working capital was a cash source of $13.4 million in 2023 versus a cash use of $75.7 million in 2022.

Accounts receivable were a cash source of $32.0 million in 2023 compared to a use of $26.2 million in 2022. Inventories were a cash source of $144.8 million in 2023 versus a use of $99.4 million in 2022. Accounts payable and accrued liabilities were a cash use of $158.9 million in 2023 compared to a source of $54.2 million in 2022.

Working capital requirements were lower in 2023 compared to 2022 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects lower sales volume due to a reduction in demand across most end use markets along with extensive customer and channel inventory destocking. The change in inventories reflects lower quantities and unit costs in 2023. The change in accounts payable primarily reflects lower raw material quantities purchased during 2023 combined with lower raw material unit costs. It is management’s opinion that the Company’s liquidity is reasonably sufficient to provide for potential increases in working capital requirements during 2024.

Investing Activities

Cash used for investing activities decreased $49.4 million year-over-year. Cash used for capital expenditures was $260.3 million in 2023 versus $301.6 million in 2022. The year-over-year decrease was mainly due to lower capital expenditures in the U.S. for the advancement of the Company’s new alkoxylation plant in Pasadena, Texas. The Company is executing the last phase of its Pasadena, Texas alkoxylation investment, with the facility expected to start up in the third quarter of 2024.

For 2024, the Company estimates that total capital expenditures will be in the range of $120.0 million to $140.0 million. This projected spending includes expenditures associated with the completion of the new alkoxylation plant in Pasadena, Texas, along with growth, infrastructure and optimization initiatives.

Financing Activities

Cash flow from financing activities was a source of $33.3 million in 2023 versus a source of $166.2 million in 2022. The year-over-year change is primarily due to a lower level of borrowings under the Company’s revolving credit facility during 2023.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. While the amounts involved may be material, such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the twelve months ended December 31, 2023, the Company did not purchase any shares of its common stock on the open market. At December 31, 2023, the Company had $125.1 million remaining for future repurchases under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $587.1 million on December 31, 2022 to $654.1 million on December 31, 2023, primarily due to domestic borrowings from the Company’s revolving credit facility. Net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $110.9 million in 2023, from $413.4 million on December 31, 2022 to $524.3 million on December 31, 2023. This change reflects a debt increase of $67.0 million and a cash decrease of $43.9 million.

As of December 31, 2023, the ratio of net debt to net debt plus shareholders’ equity was 30.1 percent versus 26.2 percent as of December 31, 2022 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On December 31, 2023, the Company’s debt included $359.8 million of unsecured notes, with maturities ranging from 2024 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $95.0 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $188.0 million of short-term loans borrowed under the Company’s revolving credit facility and $11.3 of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On September 29, 2023, the Company entered into amendments to the Note Purchase Agreements (the NPA Amendments) to primarily provide additional covenant flexibility. The NPA Amendments, among other things, (i) amended the existing maximum net leverage ratio covenant; (ii) expanded the definition of “Qualified Cash”, a metric used to calculate the net leverage ratio, to include 65 percent of unrestricted and unencumbered foreign-based cash or permitted investments; and (iii) included a debt rating requirement and, to the extent the relevant notes are rated below investment grade, a rating fee of 0.75 percent per annum.

The Company’s credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2023, the Company had outstanding loans totaling $283.0 million, inclusive of a $95.0 million delayed draw term loan, and letters of credit totaling $10.9 million under the credit agreement, with $151.1 million remaining available.

On September 29, 2023, the Company entered into an amendment (the Amendment) to the Credit Agreement. The Amendment amends the Credit Agreement to, among other things, (i) provide for a maximum net leverage ratio on substantially the same terms as the corresponding covenant contained in the NPA Amendments; and (ii) expand the definition of “Qualified Cash”, to align with the definition of “Qualified Cash” included in the NPA Amendments.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be reasonably sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At December 31, 2023, the Company’s foreign subsidiaries had $11.3 million of outstanding debt.

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

4.

The Company is permitted to pay dividends and purchase treasury shares after June 24, 2022, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning January 1, 2022. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 6, Debt, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

The Company believes it was in compliance with the covenants under its material debt agreements as of December 31, 2023.

Material Cash Requirements

At December 31, 2023, the Company’s material cash requirements included the following contractual obligations (including estimated payments by period):

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Total debt obligations (1)	$655,041	$252,898	$135,894	$180,535	$85,714
Interest payments on debt obligations (2)	39,562	$10,157	$15,453	$8,580	$5,372
Operating lease obligations (3)	84,914	16,105	21,189	13,065	34,555
Purchase obligations (4)	4,535	4,125	410	—	—
Other (5)	68,691	30,564	20,988	5,357	11,782
Total	$852,743	$313,849	$193,934	$207,537	$137,423
(1)
Excludes unamortized debt issuance costs of $0.9 million.
(2)
Interest payments on debt obligations represent interest on all Company debt at December 31, 2023. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.
(3)
The majority of operating lease obligations consist of railcar and real estate leases.
(4)
Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(5)
The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2024 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated, payments related to the Company’s voluntary early retirement plan and involuntary retirement plan.

The above table does not include $32.5 million of other non-current liabilities recorded on the balance sheet at December 31, 2023, as summarized in Note 15, Other Non-Current Liabilities, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

During the periods covered by this Form 10-K, the Company was not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations. The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made. The overfunded status (pretax) of the Company’s U.S and U.K. defined benefit pension plans was $8.5 million at December 31, 2023, versus overfunded status (pretax) of $8.2 million at December 31, 2022. See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.7 million to its U.S. and U.K. defined benefit plans in 2023. In 2024, the Company does not expect to contribute to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2024 contribution requirement to the U.S. qualified defined benefit plans. The company expects to contribute $0.3 million in 2024 to the unfunded non-qualified U.S. pension plans.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2023, the Company had a total of $10.9 million of outstanding standby letters of credit.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2023, the Company’s expenditures for capital projects related to environmental matters were $8.5 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $38.3 million for 2023, $37.2 million for 2022 and $34.9 million for 2021.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $20.6 million to $49.4 million at December 31, 2023, compared to $32.6 million to $56.4 million at December 31, 2022. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company’s environmental and legal accruals totaled $20.6 million at December 31, 2023 as compared to $32.6 million at December 31, 2022. This decrease primarily reflects payments for remediation work conducted at the Maywood, New Jersey site. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. During 2023, cash expenditures related to environmental remediation and certain other legal matters approximated $13.2 million compared to $2.3 million in 2022. The majority of the increase in cash expenditures relates to remediation costs at the Company’s Maywood, New Jersey site.

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

Outlook

Management believes sales volumes and margins will improve in 2024 due to continued recovery in Rigid Polyols demand, growth in Surfactant sales volumes driven by contracted business along with the expected recovery of the agricultural business in the second half of the year, and lower raw material costs across the business versus 2023. Management believes its previously shared cost reduction activities to deliver $50 million in pre-tax savings in 2024 will help offset inflationary pressures, increased expenses associated with the commissioning of the Company’s new Pasadena alkoxylation assets and higher incentive-based compensation expenses. The cost reduction activities are centered around the workforce productivity actions already taken and on focused programs to improve operational performance across the Company’s manufacturing network. Management believes continued market recovery, execution of the Company’s strategic initiatives, and the aforementioned cost reductions, should position the Company to deliver adjusted EBITDA growth and positive free cash flow in 2024. Management remains confident in the Company’s long-term growth and innovation initiatives.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Estimates and Policies

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

Environmental Liabilities

It is the Company’s accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within a range of possible costs is a better estimate than any other amount, the minimum amount in the range is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by discussions with and decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed.

Estimates for environmental liabilities are subject to potentially significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination. See the Environmental and Legal Matters section of this MD&A for discussion of the Company’s recorded liabilities and range of cost estimates.

Goodwill

The Company’s intangible assets include goodwill acquired as part of business or product line acquisitions. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment on a reporting unit level. The Company’s reporting units are typically defined as one level below operating segments and highly correlated to geographic regions. The Company tests goodwill for impairment annually (the Company conducts its goodwill impairment testing during the second quarter of each calendar year), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit to which goodwill relates has declined below its carrying value. In this case, the Company would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit, or if the initial assessment indicates that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed.

When estimating a reporting unit’s fair value as part of the quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach uses a combination of earnings before interest, taxes, depreciation and amortization (EBITDA) and EBITDA multiples to estimate a reporting unit’s fair value. EBITDA multiples typically mirror similar businesses or comparative companies whose securities are actively traded in public markets. Significant degradation of either EBITDA or EBITDA multiples could result in a triggering event, requiring goodwill to be tested for impairment during an interim period. The income approach takes into consideration multiple variables, including forecasted sales volume and operating income, current industry and economic conditions, historical results and other elements to calculate the present value of future cash flows. The income approach fair value calculations include estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units. The Company reported goodwill and other intangible assets impairment expenses during 2023 and goodwill impairment expenses during 2022. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional information.

At December 31, 2023, the Company conducted additional goodwill testing for its Mexico reporting unit due to a decline in earnings. The decline in earnings was primarily due to a slow down in demand and significant customer and channel inventory destocking. At December 31, 2023, the goodwill related to the Mexico reporting unit was $6.7 million. The Company used both market and income-based methodologies to assess the fair value of its Mexico reporting unit. Both approaches required the Company to make significant economic-related assumptions. Based on the Company’s testing, the fair value of the Mexico reporting units was greater than its carrying value, and as a result, the Company did not record any impairment charge as of December 31, 2023. The Company performed a sensitivity analysis on certain assumptions used in the valuation of its Mexico reporting unit as the fair value was not significantly in excess of the carrying value. Holding all other assumptions constant, a 100 basis point increase in the discount rate would not result in impairment nor would a 1.5 decrease in the multiple used in the market-based computation result in an impairment.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information on recent accounting pronouncements which affect the Company.

Non-GAAP Reconciliations

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s performance and financial condition. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators. Management uses these non-GAAP financial measures to assist in analyzing what management views as the Company’s core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding items affective comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions and evaluate the Company’s core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating the Company’s financial results. In addition, the Company believes that the presentation of these non-GAAP financial measures, when considered together with the most directly comparable GAAP financial measures and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affective the Company’s underlying business than could be obtained absent these disclosures. These measures should be considered in addition to, not as substitutes for or superior to, measures of financial performance prepared in accordance with GAAP and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this Form 10-K may differ from similarly titled non-GAAP financial measures presented by other companies and other companies may not define these non-GAAP financial measures the same way as the Company does.

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

	Twelve Months Ended December 31
	2023		2022		2021
(In millions, except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$40.2	$1.75	$147.2	$6.38	$137.8	$5.92

Deferred Compensation (Income) Expense (including related investment activity)	(0.7)	(0.03)	(3.1)	(0.14)	2.0	0.08
Business Restructuring/Asset Impairment Expense and Loss on Asset Disposition	12.0	0.52	0.3	0.01	3.3	0.14
Goodwill and Other Intangibles Impairment Expense	2.0	0.09	—	—	—	—
Cash Settled Stock Appreciation Rights	(0.1)	—	(0.4)	(0.01)	0.2	0.01
Environmental Remediation Expenses	1.0	0.04	11.5	0.50	2.0	0.08
Cumulative Tax Effect on Above Adjustment Items	(3.7)	(0.16)	(2.0)	(0.09)	(1.8)	(0.07)
Adjusted Net Income	$50.7	$2.21	$153.5	$6.65	$143.5	$6.16

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

	December 31
(In millions)	2023	2022
Current Maturities of Long-Term Debt as Reported	$252.9	$132.1
Long-Term Debt as Reported	$401.2	$455.0
Total Debt as Reported	$654.1	$587.1
Less Cash and Cash Equivalents as Reported	$(129.8)	$(173.8)
Net Debt	$524.3	$413.3
Equity	$1,216.5	$1,166.1
Net Debt plus Equity	$1,740.8	$1,579.4
Net Debt/Net Debt plus Equity	30%	26%

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2023, the Company had forward contracts with an aggregated notional amount of $106.6 million. Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts. The fair value of all forward contracts as of December 31, 2023, was a net asset of $0.1 million. As of December 31, 2023, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $8.4 million.

Interest Rates

The Company’s debt was comprised of $360.7 million fixed-rate borrowings, $283.0 million variable-rate borrowings and $11.3 million foreign subsidiaries unsecured debt as of December 31, 2023. A hypothetical 10 percent average change to short-term interest rates would result in less than a $1.0 million (assuming the same debt level as December 31, 2023) increase or decrease to interest expense for 2024.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $333.4 million as of December 31, 2023, which was approximately $27.3 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates as of December 31, 2023, or $5.8 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2023, the Company had open forward contracts for the purchase of 0.7 million dekatherms of natural gas at a cost of $3.4 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.3 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Stepan Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies — Maywood — Refer to Note 1 and Note 16 to the Financial Statements

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

Given the subjectivity of estimating the likelihood of a loss, the range of potential loss, and the amount of liability to recognize associated with the Maywood site, performing audit procedures to evaluate whether environmental loss contingencies were appropriately recorded and disclosed as of December 31, 2023, required especially challenging, subjective, and complex auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the environmental loss contingencies at the Maywood site included the following, among others:

•
We tested the effectiveness of internal controls related to the Company’s development of the estimated environmental loss contingencies, including the assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.
•
We inquired of Company legal counsel and external legal counsel to understand developments in environmental matters.
•
We evaluated written responses received from Company legal counsel and external legal counsel as it relates to the environmental loss contingencies.
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

Goodwill — Mexico Reporting Unit — Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company's goodwill for its reporting units is tested annually for impairment during the second quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company's evaluation of its goodwill for impairment involves the comparison of the fair value of the reporting units to its carrying value.

The Company elected to use a quantitative approach to determine the fair value of the Stepan Mexico reporting unit based upon the discounted cash flow method and the guideline publicly traded companies method based on marketplace multiples to determine the fair value of its reporting unit. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization

(EBITDA) and the discount rate. The determination of the fair value using the public company guideline method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance allocated to the Mexico reporting unit was $6.7 million at December 31, 2023. The Mexico reporting unit goodwill is included in the Company’s goodwill balance of $97.4 million at December 31, 2023. The fair value of the Mexico reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of the Mexico reporting unit, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future sales and EBITDA, as well as the selection of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates for the Mexico reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the goodwill discussed above included the following, among others:

•
We tested the effectiveness of controls over the appropriateness of the valuation methodology, forecast of future cash flows, and selection of the discount rate and guideline company market multiples.
•
We performed a sensitivity analysis of the business and valuation assumptions which included their impact on the income and market approach.
•
With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodology, including the discount rate, weighted average cost of capital, and guideline company market multiples:
o
Testing the mathematical accuracy of the calculations.
o
Testing the source information underlying the determination of the discount rate and guideline company market multiples.
o
Developing ranges of independent estimates and comparing those to the rates selected by management.
•
We assessed the reasonableness of management’s forecast of future cash flows by comparing the projections to historical results, forecasted information included in macroeconomic benchmarking reports and certain peer companies. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 29, 2024

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except per share amounts)	2023	2022	2021
Net Sales (Note 1)	$2,325,768	$2,773,270	$2,345,966
Cost of Sales	2,048,170	2,346,201	1,950,156
Gross Profit	277,598	427,069	395,810
Operating Expenses:
Selling (Note 1)	48,367	59,030	59,186
Administrative (Note 1)	93,202	102,177	92,906
Research, development and technical services (Note 1)	59,039	66,633	62,689
Deferred compensation (income) expense (Note 12)	4,371	(9,393)	6,895
	204,979	218,447	221,676
Goodwill and other intangibles impairment (Note 4)	2,038	978	—
Business restructuring, assets impairment and loss on asset disposition (Note 22)	11,968	308	3,353
Operating Income	58,613	207,336	170,781
Other Income (Expense):
Interest, net (Note 6)	(12,103)	(9,809)	(5,753)
Other, net (Note 8)	1,881	(8,824)	7,509
	(10,222)	(18,633)	1,756
Income Before Provision for Income Taxes	48,391	188,703	172,537
Provision for Income Taxes (Note 9) \	8,187	41,550	34,642
Net Income	40,204	147,153	137,895
Net Income Attributable to Noncontrolling Interest (Note 1)	—	—	(91)
Net Income Attributable to Stepan Company	$40,204	$147,153	$137,804

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$1.77	$6.46	$6.01
Diluted	$1.75	$6.38	$5.92
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,777	22,781	22,922
Diluted	22,946	23,064	23,287

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
Net Income	$40,204	$147,153	$137,895
Other Comprehensive Income:
Foreign currency translation adjustments (Note 19)	40,423	(21,567)	(28,154)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of tax benefit of $508, tax benefit of $894 and tax expense of $2,661 for 2023, 2022 and 2021, respectively)	(1,630)	(2,857)	8,188
Amortization of prior service cost included in pension expense (net of tax expense of $2, $3 and $4 for 2023, 2022 and 2021, respectively)	8	6	8
Amortization of actuarial loss included in pension expense (net of tax expense of $99, $599 and $1,157 for 2023, 2022 and 2021, respectively)	293	1,794	3,643
Net defined benefit pension plan activity (Note 19)	(1,329)	(1,057)	11,839
Cash flow hedges:
Cash flow hedge activity	(2,174)	8,357	—
Reclassifications to income in period	(10)	(9)	(9)
Net cash flow hedge activity (Note 19)	(2,184)	8,348	(9)
Other Comprehensive Income	36,910	(14,276)	(16,324)
Comprehensive Income	77,114	132,877	121,571
Comprehensive Income Attributable to Noncontrolling Interest	—	—	(122)
Comprehensive Income Attributable to Stepan Company	$77,114	$132,877	$121,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands)	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$129,823	$173,750
Receivables, less allowances of $11,143 in 2023 and $11,100 in 2022	422,050	436,914
Inventories (Note 5)	265,558	402,531
Other current assets	34,452	31,607
Total current assets	851,883	1,044,802
Property, Plant and Equipment:
Land	52,842	50,695
Buildings and improvements	335,033	293,264
Machinery and equipment	1,796,820	1,640,478
Construction in progress	400,363	386,115
	2,585,058	2,370,552
Less: Accumulated depreciation	(1,378,393)	(1,297,255)
Property, plant and equipment, net	1,206,665	1,073,297
Goodwill, net (Note 4)	97,442	95,922
Other intangible assets, net (Note 4)	52,571	58,026
Long-term investments (Note 2)	26,804	23,294
Operating lease assets (Note 7)	70,646	62,540
Other non-current assets	57,343	75,291
Total Assets	$2,363,354	$2,433,172

Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 6)	$252,898	$132,111
Accounts payable	233,031	375,726
Accrued liabilities (Note 14)	121,941	162,812
Total current liabilities	607,870	670,649
Deferred income taxes (Note 9)	10,373	10,179
Long-term debt, less current maturities (Note 6)	401,248	455,029
Non-current operating lease liability (Note 7)	58,026	50,559
Other non-current liabilities (Note 15)	69,347	80,691

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; 60,000,000 authorized shares; 27,005,852 issued shares in 2023 and 26,840,843 issued shares in 2022	27,006	26,841
Additional paid-in capital	247,032	237,202
Accumulated other comprehensive loss (Note 19)	(130,602)	(167,512)
Retained earnings	1,257,466	1,250,130
Less: Common treasury stock, at cost, 4,628,072 shares in 2023 and 4,605,858 shares in 2022	(184,412)	(180,596)
Total Stepan Company stockholders’ equity	1,216,490	1,166,065
Total Liabilities and Equity	$2,363,354	$2,433,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income	$40,204	$147,153	$137,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,338	94,650	90,876
Deferred compensation	4,371	(9,393)	6,895
Realized and unrealized (gains) losses on long-term investments	(4,314)	8,188	(2,289)
Stock-based compensation	5,741	13,851	11,716
Deferred income taxes	18,303	(27,452)	(33,605)
Goodwill and other intangibles impairment (Note 4)	2,038	978	—
Other non-cash items	5,123	1,752	2,158
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	32,007	(26,153)	(104,231)
Inventories	144,846	(99,394)	(79,258)
Other current assets	(4,528)	(4,354)	(1,434)
Accounts payable and accrued liabilities	(158,924)	54,173	44,414
Pension liabilities	(1,204)	(1,821)	(1,729)
Environmental and legal liabilities	(11,985)	9,547	450
Deferred revenues	(2,140)	(962)	277
Net Cash Provided By Operating Activities	174,876	160,763	72,135
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(260,335)	(301,553)	(194,482)
Proceeds from asset disposition	—	—	4,149
Asset acquisition (Note 20)	—	—	(3,503)
Business acquisitions, net of cash acquired (Note 20)	—	(9,693)	(184,473)
Other, net	1,669	3,156	1,480
Net Cash Used In Investing Activities	(258,666)	(308,090)	(376,829)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	104,717	186,551	2,861
Other debt borrowings (Note 6)	—	75,000	200,000
Other debt repayments (Note 6)	(37,858)	(37,857)	(37,858)
Dividends paid	(32,868)	(30,573)	(28,083)
Company stock repurchased	—	(24,949)	(16,969)
Stock option exercises	2,795	782	1,369
Other, net	(3,502)	(2,745)	(3,987)
Net Cash Provided By Financing Activities	33,284	166,209	117,333
Effect of Exchange Rate Changes on Cash	6,579	(4,318)	(3,391)
Net Increase (Decrease) in Cash and Cash Equivalents	(43,927)	14,564	(190,752)
Cash and Cash Equivalents at Beginning of Year	173,750	159,186	349,938
Cash and Cash Equivalents at End of Year	$129,823	$173,750	$159,186

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$29,558	$41,617	$92,867
Cash payments of interest	$27,951	$16,526	$9,542

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2021

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

Issuance of 20,435 shares of common stock under stock option plan	1,369	20	1,349	—	—	—	—

Purchase of 135,103 shares of common stock	(16,969)	—	—	(16,969)	—	—	—

Stock-based and deferred compensation	9,734	83	12,755	(3,104)	—	—	—

Net income	137,895	—	—	—	—	137,804	91

Other comprehensive income	(16,324)	—	—	—	(16,355)	—	31

Cash dividends paid:
Common stock ($1.250 per share)	(28,083)	—	—	—	—	(28,083)	—

Other(1)	(1,794)	—	—	—	—	—	(1,794)
Balance, December 31, 2021	$1,074,193	$26,761	$220,820	$(153,702)	$(153,236)	$1,133,550	$—
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

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2023

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 52,999 shares of common stock under stock option plan	2,875	53	2,822	—	—	—

Stock-based and deferred compensation	3,304	112	7,008	(3,816)	—	—

Net income	40,204	—	—	—	—	40,204

Other comprehensive income	36,910	—	—	—	36,910	—

Cash dividends paid:
Common stock ($1.470 per share)	(32,868)	—	—	—	—	(32,868)

Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023, 2022 and 2021

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

At December 31, 2023, the Company’s cash and cash equivalents totaled $129,823,000 including $15,117,000 in money market funds each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $6,374,000, and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $108,332,000 as of December 31, 2023. At December 31, 2022, the Company’s cash and cash equivalents totaled $173,750,000 including $64,851,000 in money market funds, each of which was rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $11,811,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $97,088,000 as of December 31, 2022.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances. The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers. When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience. The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended. Payment terms extended are short term in duration, typically ranging from 30 to 60 days. The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions. This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2023, 2022 or 2021.

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

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Balance at January 1	$11,100	$10,157	$10,133
Provision charged to income	765	1,374	943
Accounts written off, net of recoveries	(722)	(431)	(919)
Balance at December 31	$11,143	$11,100	$10,157

Inventories

Inventories are valued at cost, which is not in excess of net realizable value, and include material, labor and plant overhead costs. The first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. The manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($80,226,000, $82,110,000, and $75,351,000 in 2023, 2022 and 2021, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income. Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

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

Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual cash incentive compensation and performance shares and non-employee directors to defer receipt of their fees and stock awards until retirement, departure from the Company or as elected by the participant. The plans allow for the deferred compensation to grow or decline based on the results of investment options chosen by the participants. The investment options include Company common stock and a limited selection of mutual funds. The Company funds the obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. A sufficient number of shares of treasury stock are maintained on hand to cover the equivalent number of shares that result from participants electing the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market or in private transactions. Upon retirement or departure from the Company or at the elected time, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or shares of Company common stock equal to the number of share equivalents held in the accounts.

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

At December 31, 2023 and December 31, 2022, the Company’s deferred compensation liability was $39,847,000 and $43,005,000, respectively. In 2023 and 2022, approximately 34 percent of deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock. The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets. A $1.00 increase in the market price of the Company’s common stock will result in approximately $143,000 of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Administrative expenses are comprised of salaries and related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information technology, finance, legal, and human resources. The majority of environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at the discovery of new knowledge with the intent that such effort will be useful in developing and commercializing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $35,732,000, $40,902,000, and $38,778,000 in 2023, 2022 and 2021, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relate to technical services, which include routine product testing, quality control and sales service support.

Compensation expenses or income related to the Company’s deferred compensation plans is presented in the deferred compensation (income) expense line in the Consolidated Statements of Income. For more details, see Note 12, Deferred Compensation, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

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

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, trademarks, customer lists and relationships, technological and manufacturing know-how and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 15 years; trademarks – eight to 11 years; customer relationships – ten to 20 years and know-how – seven to 20 years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4, Goodwill and Other Intangibles, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about goodwill and other intangible assets.

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

Translation of Foreign Currencies

For the Company’s consolidated foreign subsidiaries whose functional currency is the local foreign currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at year end and revenues and expenses are translated at average exchange rates for the year. Any resulting translation adjustments are included within the consolidated balance sheets on the accumulated other comprehensive loss line of stockholders’ equity. Gains or losses on foreign currency transactions are reflected in the other, net line of the consolidated statements of income. The Company has four foreign subsidiaries whose functional currencies are the U.S. dollar. For these subsidiaries, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at year end, revenues and expenses are translated at average exchange rates for the year and translation gains and losses are included in the other, net caption of the consolidated statements of income.

Stock-Based Compensation

The Company grants stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) to certain employees under its incentive compensation plans. The Company calculates the fair values of stock options, performance shares, RSUs and SARs on the date such instruments are granted. The fair values of the stock options, performance shares and RSUs are then recognized as compensation expense over the vesting periods of the instruments. The Company’s SARs granted prior to 2015 were cash-settled and SARs granted in 2015 and later are stock-settled. All of the cash-settled SARs were exercised prior to the end of 2023. Compensation expense for the stock-settled SARs is calculated in the same way as compensation expense for stock options. See Note 11, Stock-based Compensation, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed as net income attributable to the Company divided by the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the weighted-average of net common shares (under the treasury stock method) that would be outstanding assuming the exercise of outstanding stock options and stock-settled SARs, the vesting of unvested RSUs that have no performance or market condition and the issuance of contingent performance shares. See Note 18, Earnings Per Share, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s earnings per share calculations.

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

At December 31, 2023, the Company held open forward contracts for the purchase of 0.7 million dekatherms of natural gas in 2024 at a cost of $3,403,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update represent changes to clarify or improve disclosures and presentation requirements of a variety of topics, including Statement of Cash Flows-Overall (disclosures in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented), Earnings Per Share-Overall (disclosures of the methods used in the diluted earnings-per-share computation for each dilutive security), and Debt-Overall (disclosures of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings). The amendments in this update are effective two years after the SEC removes currently existing disclosures from Regulation S-X or Regulation S-K. The implementation of ASU No. 2023-06 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s interim and annual disclosures related to the relevant subtopics in this update.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This update requires more enhanced and detailed interim and annual disclosures regarding significant segment expenses and other segment items that are regularly provided to the chief operating decision maker. These items include the difference between segment revenue less the segment expenses that have been already disclosed under the significant expense principle and each reported measure of segment profit and loss. These requirements are in addition to the disclosures that are currently required by Topic 280, Segment reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented in the financial statements. The implementation of ASU No. 2023-07 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s interim and annual segment reporting disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740) Improvement to Income Tax Disclosures. This update requires that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require the disclosure on an annual basis of the amount of income taxes paid (net of refund received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid (net of refunds received). This update requires all entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments in this update are effective for annual period beginning after December 15, 2024 and should be applied on a prospective basis. The implementation of ASU No. 2023-09 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s annual income tax disclosures.

The Organisation for Economic Co-operation and Development (OECD) proposed a global minimum tax of 15 percent on reported profits (entitled “Pillar Two”) that has been agreed upon in principle by over 100 countries. During 2023, many countries took steps to incorporate Pillar Two into their domestic laws. Although the OECD’s model provides a framework for applying the minimum tax, countries may enact Pillar Two rules that vary slightly from the model, can adopt a different timeline, and may adjust local tax incentives in response to Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted such legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We continue to monitor the implementation of Pillar Two in the countries we operate. The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

2. Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2023 and 2022, and the methods and assumptions used to estimate the instruments’ fair values:

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

At December 31, 2023 and 2022, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $895,000 and $686,000 as of December 31, 2023 and 2022, respectively):

	December 31
(In thousands)	2023	2022
Fair value	$627,695	$541,029
Carrying value	655,041	587,826

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2023 and 2022, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$26,804	$26,804	$—	$—
Derivative assets:
Interest rate contracts	6,183	—	6,183	—
Foreign currency contracts	1,018	—	1,018	—
Total assets at fair value	$34,005	$26,804	$7,201	$—
Derivative liabilities:
Foreign currency contracts	$928	$—	$928	$—

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Mutual fund assets	$23,294	$23,294	$—	$—
Derivative assets:
Interest rate contracts	8,357	—	8,357	—
Foreign currency contracts	513	—	513	—
Total assets at fair value	$32,164	$23,294	$8,870	$—
Derivative liabilities:
Foreign currency contracts	$525	$—	$525	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2023 and 2022, the Company had open forward foreign currency exchange contracts, all with durations of one to five months, to buy or sell foreign currencies with a U.S. dollar equivalent of $106,561,000 and $56,746,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At December 31, 2023, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027 which is closely aligned with the June 24, 2027 maturity of the Company’s revolving credit facility.

The fair values of the derivative instruments held by the Company on December 31, 2023, and December 31, 2022, are disclosed in Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Derivative instrument gains and losses for the years ended December 31, 2023, 2022 and 2021, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2023, 2022 and 2021, see Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022, were as follows:

	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Balance as of January 1
Goodwill	$28,137	$25,689	$71,747	$74,482	$483	$483	$100,367	$100,654
Accumulated impairment loss	(4,445)	(3,467)	—	—	—	—	(4,445)	(3,467)
Goodwill, net	23,692	22,222	71,747	74,482	483	483	95,922	97,187
Goodwill acquired (1)	—	1,792	—	—	—	—	—	1,792
Goodwill impairment	(1,060)	(978)	—	—	(483)	—	(1,543)	(978)
Foreign currency translation	1,644	656	1,419	(2,735)	—	—	3,063	(2,079)
Balance as of December 31
Goodwill	29,781	28,137	73,166	71,747	483	483	103,430	100,367
Accumulated impairment loss	(5,505)	(4,445)	—	—	(483)	—	(5,988)	(4,445)
Goodwill, net	$24,276	$23,692	$73,166	$71,747	$—	$483	$97,442	$95,922
(1)
See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the goodwill acquired in a business combination.

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. During the fourth quarter of 2023 the Company concluded that the goodwill related to its Specialty Products segment was impaired. The Specialty Products segment’s impairment resulted from the Company’s decision to exit portion of its Lipid Nutrition business. The Company recorded a non-cash charge of $483,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of the Specialty Products operating segment’s goodwill. Also, during the fourth quarter of 2023 the Company concluded that the goodwill related to its Colombia reporting unit was impaired. The Colombia reporting unit is part of the Company’s Surfactant segment. The impairment relating to the Company’s Colombia reporting unit was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations. During the fourth quarter of 2023 the Company recorded a non-cash charge of $1,060,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of goodwill at the Company’s Colombia reporting unit. Goodwill impairments for Surfactants and Specialty Products segments were excluded from Surfactants and Specialty Products segment results. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

At December 31, 2023, the Company conducted additional goodwill testing for its Mexico reporting unit due to a decline in earnings. The decline in earnings was primarily due to a slow down in demand and significant customer and channel inventory destocking. At December 31, 2023, the goodwill related to the Mexico reporting unit was $6,652,000. The Company used both market and income-based methodologies to assess the fair value of its Mexico reporting unit. Both approaches required the Company to make significant economic-related assumptions. Based on the Company’s testing, the fair value of the Mexico reporting unit was greater than its carrying value, and as a result, the Company did not record any impairment charge as of December 31, 2023. The Company performed a sensitivity analysis on certain assumptions used in the valuation of its Mexico reporting unit as the fair value was not significantly in excess of the carrying value. Holding all other assumptions constant, a 100 basis point increase in the discount rate would not result in impairment nor would a 1.5 decrease in the multiple used in the market-based computation result in an impairment.

During the second quarter of 2022 the Company completed its annual goodwill impairment testing and concluded that the goodwill related to its Philippines reporting unit was impaired. The Philippines reporting unit is part of the Company’s Surfactant segment. Goodwill impairment was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on the average of market and income-based computations. The impairment relating to the Company’s Philippines reporting unit primarily resulted from lost market share at one major customer combined with higher unit overhead costs. The Company recorded a non-cash charge of $978,000 in the Consolidated Statements of Income for the year ended December 31, 2022. The impairment charge equaled the entire balance of the goodwill at the Company’s Philippines reporting unit.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2023 and 2022. The year-over-year changes in gross carrying values mainly resulted from the effects of foreign currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31 (3)		December 31 (3)
(In thousands)	2023	2022	2023	2022
Other Intangible Assets:
Patents	$7,411	$7,411	$7,063	$6,363
Non-compete agreements (2)	401	635	401	548
Trademarks	11,662	11,384	6,705	5,346
Customer lists/relationships (2)	49,157	46,972	16,257	12,491
Know-how (1)(2)	29,543	28,908	15,177	12,536
Total	$98,174	$95,310	$45,603	$37,284
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
(3)
The 2022 balances do not include gross carrying value and accumulated amortization amounts for intangibles assets that have been fully amortized in prior years.

During the fourth quarter of 2023 the Company concluded that the patents related to its Specialty Products segment were impaired as a result of the Company’s decision to exit portions of its Lipid Nutrition business. The Company does not believe that the carrying value of these patents is recoverable. The Company recorded a non-cash charge of $495,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line.

Aggregate amortization expense for the years ended December 31, 2023, 2022 and 2021, was $7,368,000, $6,835,000, and $7,292,000, respectively. The Company typically recognizes amortization expense within the Cost of Sales line item on the income statement. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/24	$7,006
For year ended 12/31/25	6,566
For year ended 12/31/26	6,354
For year ended 12/31/27	6,354
For year ended 12/31/28	4,735

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2023	2022
Finished products	$184,828	$250,373
Raw materials	80,730	152,158
Total inventories	$265,558	$402,531

6. Debt

At December 31, 2023 and 2022, debt was comprised of the following:

(In thousands)	Maturity Dates	December 31, 2023	December 31, 2022
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $191 and $186 for 2023 and 2022, respectively)	2024-2027	$56,952	$71,243
3.86% (net of unamortized debt issuance cost of $105 and $125 for 2023 and 2022, respectively)	2024-2025	28,466	42,732
4.86% (net of unamortized debt issuance cost of $0 and $30 for 2023 and 2022 respectively)	—	—	9,260
2.30% (net of unamortized debt issuance cost of $142 and $122 for 2023 and 2022, respectively)	2024-2028	49,858	49,878
2.37% (net of unamortized debt issuance cost of $148 and $128 for 2023 and 2022, respectively)	2024-2028	49,852	49,872
2.73% (net of unamortized debt issuance cost of $175 and $55 for 2023 and 2022, respectively)	2025-2031	99,825	99,945
2.83% (net of unamortized debt issuance cost of $134 and $40 for 2023 and 2022, respectively)	2026-2032	74,866	74,960
Revolving credit facility and term loan borrowing	2024-2027	283,000	189,250
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2024	11,327	—
Total debt		$654,146	$587,140
Less current maturities		252,898	132,111
Long-term debt		$401,248	$455,029

The Company’s long-term debt financing is currently comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), totaling $359,819,000 as of December 31, 2023. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2024 to 2032.

On September 29, 2023, the Company entered into amendments to the Note Purchase Agreements (the NPA Amendments) to primarily provide additional covenant flexibility. The NPA Amendments, among other things, (i) amended the existing maximum net leverage ratios covenant; (ii) expanded the definition of “Qualified Cash,” a metric used to calculate the net leverage ratio, to include 65 percent of unrestricted and unencumbered foreign-based cash or permitted investments; and (iii) included a debt rating requirement and, to the extent the relevant notes are rated below investment grade, a rating fee of 0.75 percent per annum.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2023, the Company had outstanding letters of credit totaling $10,877,000 and $283,000,000 of outstanding borrowings under the credit agreement, inclusive of a $95,000,000 delayed-draw term loan ($5,000,000 of the term loan principal has been permanently repaid as scheduled). There was $151,123,000 available under the credit agreement as of December 31, 2023.

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

On September 29, 2023, the Company entered into an amendment (the Amendment) to the Credit Agreement. The Amendment amends the Credit Agreement to, among other things, (i) provide for a maximum net leverage ratio on substantially the same terms as the corresponding covenant contained in the NPA Amendments; and (ii) expand the definition of “Qualified Cash” to align with the definition of “Qualified Cash” included in the NPA Amendments.

The Company’s foreign subsidiaries had $11,327,000 debt outstanding at December 31, 2023.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $234,399,000 and $224,189,000 at December 31, 2023 and 2022, respectively.

Debt at December 31, 2023, matures as follows: $252,898,000 in 2024; $69,108,000 in 2025; $66,786,000 in 2026; $135,535,000 in 2027; $45,000,000 in 2028 and $85,714,000 after 2028. Debt maturing in 2024 includes $53,571,000 of scheduled repayments under long-term debt agreements. The Company’s foreign subsidiaries routinely have short-term working capital loans. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit facility entered into on June 24, 2022.

Net interest expense for the years ended December 31, 2023, 2022 and 2021, comprised the following:

(In thousands)	2023	2022	2021
Interest expense	$29,361	$17,852	$10,145
Interest income	(3,843)	(1,080)	(1,255)
	25,518	16,772	8,890
Capitalized interest	(13,415)	(6,963)	(3,137)
Interest expense, net	$12,103	$9,809	$5,753

7. Leases

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 52 percent and 33 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of December 31, 2023, the Company had railcars leases valued at approximately $292,000, that had not commenced. These leases will commence during the first quarter of 2024 with lease term of seven years.

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

(In thousands)	Year ended December 31, 2023	Year ended December 31, 2022

Lease Cost
Operating lease cost	$17,820	$16,042
Short-term lease cost	10,786	7,029
Variable lease cost	2,354	1,206
Total lease cost	$30,960	$24,277
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$17,838	$15,963
Right-of-use assets obtained in exchange for new operating lease liabilities	12,134	7,588

The following table outlines maturities of lease liabilities as of December 31, 2023:

(In thousands)
Undiscounted Cash Flows:
2024	$16,105
2025	11,988
2026	9,201
2027	7,002
2028	6,063
Subsequent to 2028	34,555
Total Undiscounted Cash Flows	$84,914
Less: Imputed interest	(13,155)
Present value	$71,759
Current operating lease liabilities (1)	13,733
Non-current operating lease liabilities	58,026
Total lease liabilities	$71,759
(1)
This item is included in Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.8%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Foreign exchange gains (losses)	$(3,703)	$(2,871)	$501
Investment income	859	1,757	2,886
Realized and unrealized gains (losses) on investments	4,314	(8,188)	2,289
Net periodic benefit cost	28	690	302
Other retirement obligation	383	(212)	559
Gain on dissolution of the China joint venture	—	—	972
Other, net	$1,881	$(8,824)	$7,509

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2023, 2022 and 2021, were as follows:

(In thousands)	2023	2022	2021
Taxes on Income
Federal
Current (1)	$(22,215)	$39,328	$35,057
Deferred (1)	20,268	(20,636)	(25,653)
State
Current (1)	(1,188)	9,875	9,320
Deferred (1)	444	(6,943)	(6,556)
Foreign
Current	13,287	19,799	23,870
Deferred	(2,409)	127	(1,396)
Total	$8,187	$41,550	$34,642
Income before Taxes
Domestic	$11,693	$103,831	$77,696
Foreign	36,698	84,872	94,841
Total	$48,391	$188,703	$172,537

(1)
In 2023 for the 2022 U.S. tax returns (federal and state), a U.S. tax accounting method change was made for the 2018-2021 tax years and additional assets that qualified for bonus depreciation under IRC 168(k) were identified. Said items increased the income tax receivable with an offset to current tax expense and created deferred tax liabilities with an offset to deferred tax expense. These amounts were booked in 2023 as a provision-to-return adjustment.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2023 (1)		2022		2021
(In thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$10,162	21.0	$39,628	21.0	$36,233	21.0
State income tax provision, less applicable federal tax benefit	(588)	(1.2)	2,316	1.2	2,184	1.3
Foreign income taxed at different rates	1,153	2.4	2,417	1.3	2,356	1.4
U.S. taxation of foreign earnings (2)	1,079	2.2	1,616	0.9	(134)	(0.1)
Unrecognized tax benefits (3)	4,090	8.5	3,324	1.8	1,775	1.0
Prior years return to provision true-up (4)	(2,424)	(5.0)	(1,915)	(1.0)	(3,314)	(1.9)
Stock based compensation, excess tax benefits	(1,262)	(2.6)	(580)	(0.3)	(1,287)	(0.7)
U.S. tax credits (5)	(4,582)	(9.5)	(4,508)	(2.4)	(2,692)	(1.6)
Non-deductible expenses and other items, net	559	1.1	(748)	(0.5)	(479)	(0.3)
Total income tax provision	$8,187	16.9	$41,550	22.0	$34,642	20.1

(1)
In general, all permanent differences, whether positive or negative, have a more pronounced effect on the effective tax rate the lower the pre-tax income even if year-over-year the permanent differences did not change significantly.
(2)
Includes cost of global intangible low-taxed income (GILTI) in 2023, 2022 and 2021 plus other taxes paid or withheld on cash repatriated from foreign countries in 2023 and 2021. For 2023, see footnote below for the impact of repatriation withholding taxes. For 2023 and 2022, includes Subpart F activity. For 2021, includes the benefit of separate limitation loss foreign tax credit attributes, related to prior years, that were utilized in 2021.
(3)
For 2023, includes certain tax credits, transfer pricing, and the potential settlement of a foreign jurisdiction audit discussed below.
(4)
For 2023 and 2022, amount resulted from a higher federal research credit and lower GILTI. For 2021, amount resulted from a higher federal research credit, higher foreign-derived intangible income (FDII), and lower GILTI.
(5)
For 2023 and 2022, the increase was partially due to certain pilot model design and engineering costs.

At December 31, 2023 and 2022, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2023	2022
Deferred Tax Assets:
Pensions	$446	$144
Deferred revenue	2,640	3,483
Other accruals and reserves	14,638	13,949
Legal and environmental accruals	7,292	10,283
Deferred compensation	12,199	13,845
Bad debt and rebate reserves	4,916	3,729
Non-U.S. subsidiaries net operating loss carryforwards	6,512	3,634
Amortization of intangibles	37,123	28,311
Inventories	8,959	10,577
Tax credit carryforwards	13,682	8,183
	$108,407	$96,138
Deferred Tax Liabilities:
Depreciation	$(82,907)	$(52,130)
Unrealized foreign exchange loss	(2,784)	(3,603)
Other	(2,991)	(3,064)
	$(88,682)	$(58,797)
Valuation Allowance	$(853)	$(836)
Net Deferred Tax Assets	$18,872	$36,505
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	29,245	46,684
Non-current deferred tax liabilities	(10,373)	(10,179)
Net Deferred Tax Assets	$18,872	$36,505

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

In 2023, the Company repatriated $54,944,000 between July and December from its Netherlands, Singapore, and Canada subsidiaries. The Company incurred an incremental tax expense of $397,000 as a result of this repatriation. The effect of the adjustment on the 2023 effective tax rate was an increase of approximately 0.8 percent. In 2022, the Company did not repatriate any cash to the U.S. parent company.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2023. The Company does not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law which is used to determine tax-free distributions for Canadian tax purposes. The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, and one of its Singapore subsidiaries to be indefinitely reinvested in foreign operations. A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2023. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company had non-U.S. tax loss carryforwards of $20,113,000 (pretax) as of December 31, 2023, and $10,754,000 as of December 31, 2022, that are available for use by the Company between 2024 and 2033. The Company had tax credit carryforwards of

$13,682,000 as of December 31, 2023, and $8,183,000 as of December 31, 2022, that are available for use by the Company between 2024 and 2043. The Company had non-U.S. capital loss carryforwards of $608,000 as of December 31, 2023, and $595,000 as of December 31, 2022. The Company’s capital loss carryforwards do not expire.

As of December 31, 2023 and 2022, the Company had valuation allowances of $853,000 and $836,000, respectively, which were attributable to deferred tax assets in Canada, India, the Philippines and Singapore. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2023, 2022 and 2021, unrecognized tax benefits totaled $14,590,000, $10,682,000 and $7,292,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $14,056,000, $10,172,000 and $6,973,000 at December 31, 2023, 2022 and 2021, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2023, the Company recognized net interest and penalty expense of $435,000 compared to $202,000 of net interest and penalty expense in 2022 and $260,000 of net interest and penalty expense in 2021. At December 31, 2023 the liability for interest and penalties was $978,000 compared to $543,000 at December 31, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2016. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2016.

During 2021, the Internal Revenue Service started its audit of the 2016-2019 tax years and expanded the years under audit to 2016-2020 in 2022. As of December 31, 2023, this audit was still open, and the Company had not been notified of any significant proposed adjustments.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Unrecognized tax benefits, opening balance	$10,682	$7,292	$4,735
Gross increases – tax positions in prior period	1,891	2,188	938
Gross increases – current period tax positions	2,139	1,617	1,662
Settlements/State voluntary disclosure	(343)	(454)	—
Foreign currency translation	241	74	(14)
Lapse of statute of limitations	(20)	(35)	(29)
Unrecognized tax benefits, ending balance	$14,590	$10,682	$7,292

10. Stockholders’ Equity

At December 31, 2023 and 2022, treasury stock consisted of 4,628,072 and 4,605,858 shares of common stock, respectively. During 2023, no shares of Company common stock were purchased in the open market. In addition, 42,662 shares were surrendered to the Company in connection with the settlement of employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 20,448 shares of treasury stock were distributed to participants under the Company’s deferred compensation plans.

11. Stock-based Compensation

On December 31, 2023, the Company had outstanding stock options, performance shares, RSUs and SARs awarded under its 2011 Incentive Compensation Plan (2011 Plan) and 2022 Equity Incentive Compensation Plan (2022 Plan). Equity incentive awards are granted to Company executives and other key employees. In addition, stock awards are granted to non-employee directors of the Company. As of April 26, 2022, no additional stock options, performance shares, RSUs or SARs may be granted under the 2011 Plan. As of the effective date of the 2022 Plan, 500,000 shares of the Company’s common stock, plus the number of shares that remained available for awards under the 2011 Plan as of April 26, 2022, were available for equity awards under the 2022 Plan. At December 31, 2023, there were 716,012 shares available for grant under the 2022 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $5,741,000, $13,851,000, and $11,716,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in stock-based compensation expense in 2023 versus 2022 was primarily attributable to the Company not achieving threshold net income performance levels for performance shares granted in 2023 and such performance shares being forfeited; and the non-recurrence of accelerated vesting in 2022 of certain equity grants for the Company’s former Chief Executive Officer, who retired on April 25, 2022.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,452,000, $3,537,000, and $2,867,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the award vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31
	2023	2022	2021
Expected dividend yield	1.19%	1.18%	1.30%
Expected volatility	31.29%	32.27%	31.81%
Expected term	7.2 years	6.0 years	7.3 years
Risk-free interest rate	4.03%	1.93%	0.96%

A summary of stock option activity for the year ended December 31, 2023 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2023	427,161	$82.53
Granted	2,777	106.85
Exercised	(52,999)	54.24
Forfeited	(8,800)	113.81
Outstanding at December 31, 2023	368,139	86.03	4.72	$3,135
Vested or expected to vest at December 31, 2023	368,139	86.03	4.72	3,135
Exercisable at December 31, 2023	363,949	85.79	4.68	3,186

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2023, 2022 and 2021, were $38.72, $32.21, and $36.49, respectively. The total intrinsic values of options exercised during the years ended December 31, 2023, 2022, and 2021 were $2,364,000, $475,000, and $1,287,000, respectively.

As of December 31, 2023, the total unrecognized compensation cost for unvested stock options was $127,000. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2023, 2022, and 2021 was $2,795,000, $782,000, and $1,369,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $330,000, $36,000, and $172,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Awards

In 2021 and 2022, the Company granted stock awards under the 2011 Plan and, starting in April 2022, the Company also granted stock awards under the 2022 Plan. The Company grants stock awards to employees in the form of performance shares and RSUs. The performance shares vest only upon the Company’s achievement of certain levels of financial performance in specified measurement periods as approved by the Human Capital and Compensation Committee of the Board of Directors. The number of shares of the Company’s common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained in the measurement period relative to the targets approved by the Human Capital and Compensation Committee. The fair value of performance shares equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If during the measurement period certain threshold performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. The RSUs have no performance conditions associated with their vesting and vest after the period of service established for the given grant. In addition, the Company grants stock awards that have no performance or service conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2023, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2023	103,969	$110.50
Granted	88,130	104.96
Vested	(29,906)	116.41
Forfeited/modified due to change of assumptions	(95,407)	106.68
Unvested at December 31, 2023	66,786	106.00

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2023, 2022 and 2021, were $104.96, $106.78, and $119.76, respectively. As of December 31, 2023, under the Company’s current assumption as to the number of shares of stock awards that will vest at the measurement periods ended December 31, 2024 and 2025, there was $3,761,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.7 years.

SARs

At December 31, 2023, the Company had stock-settled SARs outstanding. SARs granted prior to 2017 cliff vested after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives Company common stock. For stock-settled SARs, the number of shares equals the excess of the fair market value of a total number of shares/SARs exercised at the date of exercise over the fair market value of a total number of shares/SARs exercised at the date of grant (the exercise price) divided by the fair market value of a share of Company common stock at the date of exercise. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date.

The following is a summary of SARs activity for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2023	850,156	$94.49
Granted	77,006	108.64
Exercised	(38,988)	61.97
Forfeited	(56,255)	112.46
Outstanding at December 31, 2023	831,919	96.11	5.94	$—

The weighted-average grant-date fair values of SARs granted during the years 2023, 2022 and 2021 were $38.98, $34.76, and $36.49, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

At December 31, 2023, there was $3,648,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.6 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options and stock-settled SARs or the vesting of performance shares and RSUs.
12. Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual cash incentive compensation and performance shares and outside directors to defer receipt of their fees and stock awards until retirement, departure from the Company or as otherwise elected. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include the Company’s common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares that result from participants’ elections of the Company common stock investment option. As a result, the Company periodically purchases shares of its common stock in the open market or in private transactions. The Company purchases shares of the applicable mutual funds to fund the portion of its deferred compensation liabilities tied to such investments.

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

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $4,371,000 expense in 2023, $9,393,000 income in 2022 and $6,895,000 expense in 2021. The main factors in the increase of the 2023 deferred compensation expense versus 2022 deferred compensation income was an increase in the value of the mutual fund investment assets, partially offset by an $11.91 per share decrease in the market price of the Company’s common stock during 2023. The Company’s deferred compensation liability was $39,847,000 and $43,005,000 at December 31, 2023 and 2022, respectively.

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

Obligations and Funded Status at December 31

	United States		United Kingdom
(In thousands)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$130,467	$174,863	$13,286	$23,276
Interest cost	6,949	4,923	669	374
Actuarial (income) loss	3,634	(40,420)	(92)	(7,333)
Benefits paid	(9,267)	(8,899)	(804)	(709)
Foreign exchange impact	—	—	691	(2,322)
Benefit obligation at end of year	$131,783	$130,467	$13,750	$13,286

	United States		United Kingdom
(In thousands)	2023	2022	2023	2022
Change in plan assets
Fair value of plan assets at beginning of year	$136,744	$178,574	$15,163	$27,464
Actual return on plan assets	10,237	(33,187)	470	(9,393)
Employer contributions	271	256	464	536
Benefits paid	(9,267)	(8,899)	(804)	(709)
Foreign exchange impact	—	—	798	(2,735)
Fair value of plan assets at end of year	$137,985	$136,744	$16,091	$15,163

Over funded status at end of year	$6,202	$6,277	$2,341	$1,877

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2023	2022	2023	2022
Non-current assets	$8,627	$8,700	$2,341	$1,877
Current liability	(308)	(278)	—	—
Non-current liability	(2,117)	(2,145)	—	—
Net amount recognized	$6,202	$6,277	$2,341	$1,877

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2023	2022	2023	2022
Net actuarial loss	$20,755	$18,801	$5,989	$6,188

At December 31, 2023 and 2022 there were no pension plans with projected benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2023, 2022 and 2021, were as follows:

	United States			United Kingdom
(In thousands)	2023	2022	2021	2023	2022	2021
Interest cost	$6,949	$4,923	$4,671	$669	$374	$357
Expected return on plan assets	(8,533)	(8,802)	(10,348)	(695)	(399)	(320)
Amortization of net actuarial (gain) loss	(23)	2,277	4,444	334	9	129
Net periodic benefit cost	$(1,607)	$(1,602)	$(1,233)	$308	$(16)	$166

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2023, 2022 and 2021, were as follows:

	United States			United Kingdom
(In thousands)	2023	2022	2021	2023	2022	2021
Net actuarial (gain) loss	$1,930	$1,570	$(9,793)	$135	$2,430	$(757)
Amortization of net actuarial gain (loss)	23	(2,277)	(4,444)	(334)	(9)	(129)
Total recognized in other comprehensive income	$1,953	$(707)	$(14,237)	$(199)	$2,421	$(886)
Total recognized in net periodic benefit cost and other comprehensive income	$346	$(2,309)	$(15,470)	$109	$2,405	$(720)

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2024	$9,646	$606
2025	9,841	628
2026	10,023	671
2027	10,126	698
2028	10,158	733
2029-2033	49,888	4,116

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2023	2022	2023	2022
Discount rate	5.20%	5.50%	4.80%	5.00%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2023	2022	2021	2023	2022	2021
Discount rate	5.50%	2.90%	2.60%	5.00%	1.80%	1.40%
Expected long-term return on plan assets	5.50%	5.50%	6.75%	4.47%	1.61%	1.13%

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

Investment Strategies and Policies

U.S. Plans

During 2023 the plan reduced equity exposure and increased bond holdings as part of an on-going de-risking strategy. Plan equity assets (other than Stepan Company stock) are invested using domestic and foreign exchange traded funds (ETFs) to achieve diversification amongst a relatively small asset pool. An investment management firm monitors the ETFs and also monitors and manages the overall asset allocation and compliance with the Investment Policy Statement. The fixed income manager seeks to reduce the volatility of the plan’s funded status by matching the duration with the plan’s liability while seeking to improve returns through security selection, sector allocation and yield curve management.

Risk is diversified among multiple asset categories. The investment management firm recommends asset allocations based on the time horizon available for investment, funded status, the nature of the plan cash flows and liabilities and other factors. The asset allocation targets are approved by the Company’s Plan Committee.

Available investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is approximately 13 percent and the total equity target is 20 percent, including allocation to the Company’s common stock.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage-backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. A small percentage of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 78 percent. The fixed income portfolio has a duration similar to the plan’s liability stream and is designed to perform consistent with the movement of the plan’s liabilities.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 38,542 shares of the Company’s common stock to the Company’s employee stock ownership plan (ESOP) trust on February 15, 2023. In 2022, the plans sold 33,983 shares to the Company’s ESOP trust on February 17, 2022. In 2021, the plans sold 31,362 shares to the Company’s ESOP trust on February 24, 2021.

The target allocation for cash is two percent of plan assets.

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Although there are no formal target allocations for the plan assets, the overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2023, the pension asset allocation was six percent equities, one percent real estate, 80 percent bonds, five percent insurance contracts, and eight percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2023 and 2022, by asset category, were as follows:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$8,196	$—	$—	$8,196
Equity Securities
U.S. Equities	14,942	—	—	14,942
Non-U.S. Equities	—	—	—	—
Employer Securities	12,316	—	—	12,316
Total Equities	27,258	—	—	27,258
Fixed Income Securities
U.S. Corporate Bonds	—	57,595	—	57,595
U.S. Government and Agency Bonds	30,278	3,533	—	33,811
Other Bonds	—	11,125	—	11,125
Total Fixed Income	30,278	72,253	—	102,531
Total	$65,732	$72,253	$—	$137,985

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$7,531	$—	$—	$7,531
Equity Securities
U.S. Equities	21,279	—	—	21,279
Non-U.S. Equities	9,788	—	—	9,788
Employer Securities	17,970	—	—	17,970
Total Equities	49,037	—	—	49,037
Fixed Income Securities
U.S. Corporate Bonds	—	51,444	—	51,444
U.S. Government and Agency Bonds	15,627	2,628	—	18,255
Other Bonds	—	10,477	—	10,477
Total Fixed Income	15,627	64,549	—	80,176
Total	$72,195	$64,549	$—	$136,744

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

Level 3 – no investments held during 2023 or 2022 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2023 and 2022, by asset category, were as follows:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$1,308	$—	$1,308
Equity Securities
Pooled Pension Funds	—	1,017	—	1,017
Fixed Income
Pooled Pension Funds	—	12,860	—	12,860
Real Estate
Pooled Pension Funds	—	146	—	146
Insurance Contracts	—	—	760	760
Total	$—	$15,331	$760	$16,091

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$—	$1,448	$—	$1,448
Equity Securities
Pooled Pension Funds	—	1,688	—	1,688
Fixed Income
Pooled Pension Funds	—	11,350	—	11,350
Insurance Contracts	—	—	677	677
Total	$—	$14,486	$677	$15,163

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2023 and 2022:

(In thousands)	Insurance Contracts
Fair value, December 31, 2021	$1,003
Sale proceeds (benefit payments)	(104)
Change in unrealized gain	(120)
Foreign exchange impact	(102)
Fair value, December 31, 2022	$677
Sale proceeds (benefit payments)	(123)
Change in unrealized gain	169
Foreign exchange impact	37
Fair value, December 31, 2023	$760

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 5.50 percent that was used to develop the 2023 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.35 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 9.57 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors, including forecasts relating to inflation, Gross Domestic Product, and the Fed Funds Target Rate.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted-average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3.0 percent added to the risk-free rate. Cash is assumed to have a long-term return of 5.25 percent.

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2024 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $308,000 in 2024 to the unfunded non-qualified U.S. pension plans. The Company does not expect to make any 2024 contributions to the U.K. defined benefit plan in 2024.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (ESOP), and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2021, 2022 and 2023, profit sharing contributions for U.S. employees were made to the ESOP trust. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2023	2022	2021
Retirement contributions	$8,930	$8,556	$8,134
Profit sharing contributions	2,019	5,276	5,081
Total	$10,949	$13,832	$13,215

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets decline. At December 31, 2023, the trust asset balances and the supplemental plan liability balances were $450,000. At December 31, 2022, the trust asset balances were $376,000, and the supplemental plan liability balances were $446,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $480,000, $421,000 and $219,000, respectively, of statutory profit sharing expense that is included in the table above.

In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2023	2022
Accrued payroll and benefits	$48,459	$73,713
Accrued customer rebates	21,024	24,715
Other accrued liabilities	52,458	64,384
Total accrued liabilities	$121,941	$162,812

The decrease in accrued payroll and benefits was mainly due to lower incentive-based compensation expense accruals.

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2023	2022
Deferred revenue	$6,647	$8,762
Environmental and legal matters	8,491	16,276
Deferred compensation liability	27,607	32,459
Pension liability	5,430	5,241
Other non-current liabilities	21,172	17,953
Total other non-current liabilities	$69,347	$80,691

16. Contingencies

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental assessment, protection and remediation matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations. Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims.

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of December 31, 2023, the Company estimated a range of possible environmental losses and legal losses of $20,646,000 to $49,351,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $20,646,000 at December 31, 2023 and $32,628,000 at December 31, 2022. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. During 2023, cash expenditures related to environmental remediation and certain other legal matters approximated $13,224,000 compared to $2,330,000 expensed in 2022. The majority of the increase in cash expenditures relates to remediation costs at the Company’s Maywood, New Jersey site.

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

Following are summaries of the Company’s major contingencies at December 31, 2023:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical and radiological contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the USEPA and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on May 2, 1991 by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation/Feasibility Studies of soil and groundwater at the Maywood site. On September 24, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site; the Record of Decision was amended pursuant to an Explanation of Significant Differences in January 2021. The USEPA has not yet issued a ROD for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other potentially responsible parties are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a potentially responsible party in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. The Company is cooperating with other potentially responsible parties to implement the selected remedy. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the Company’s current recorded liability.

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A Record of Decision was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties have entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the Record of Decision for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,648,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2023. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

The following is segment data for the three years ended December 31, 2023, 2022 and 2021:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2023
Net sales	$1,602,819	$642,471	$80,478	$2,325,768
Operating income	72,399	60,770	11,476	144,645
Assets	1,586,148	537,193	70,508	2,193,849
Capital expenditures	231,341	19,971	9,310	260,622
Depreciation and amortization expenses	64,377	32,426	5,789	102,592

2022
Net sales	$1,882,745	$789,080	$101,445	$2,773,270
Operating income	162,746	82,897	29,895	275,538
Assets	1,579,242	565,726	96,193	2,241,161
Capital expenditures	259,442	35,679	4,926	300,047
Depreciation and amortization expenses	55,262	31,399	5,807	92,468

2021
Net sales	$1,562,795	$713,440	$69,731	$2,345,966
Operating income	165,999	73,591	14,178	253,768
Assets	1,245,207	556,799	78,100	1,880,106
Capital expenditures	154,953	29,077	4,976	189,006
Depreciation and amortization expenses	51,375	30,598	5,836	87,809

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2023	2022	2021
Operating income - segment totals	$144,645	$275,538	$253,768
Goodwill and other intangibles impairment (3)(4)	(2,038)	—	—
Business restructuring, assets impairment and loss on asset disposition (1)	(11,968)	(308)	(3,353)
Unallocated corporate expenses (2)	(72,026)	(67,894)	(79,634)
Total operating income	58,613	207,336	170,781
Interest expense, net	(12,103)	(9,809)	(5,753)
Other, net	1,881	(8,824)	7,509
Consolidated income before income taxes	$48,391	$188,703	$172,537

Assets - segment totals	$2,193,849	$2,241,161	$1,880,106
Unallocated corporate assets	169,505	192,011	185,506
Consolidated assets	$2,363,354	$2,433,172	$2,065,612

Capital expenditures - segment totals	$260,622	$300,047	$189,006
Unallocated corporate expenditures	(287)	1,506	5,476
Consolidated capital expenditures	$260,335	$301,553	$194,482

Depreciation and amortization expenses – segment totals	$102,592	$92,468	$87,809
Unallocated corporate depreciation expenses	2,746	2,182	3,067
Consolidated depreciation and amortization expenses	$105,338	$94,650	$90,876
(1)
See Note 22, Business Restructuring, Assets Impairment and Asset Disposition, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) regarding business restructuring and asset disposition costs.
(2)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information technology, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.
(3)
See Note 4, Goodwill and Other Intangibles Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) regarding goodwill and other intangibles impairment.
(4)
2023 Goodwill and other intangibles impairment expenses and 2023, 2022 and 2021 business restructuring, assets impairment and loss on asset disposition expenses were excluded from segment results.

Below is certain Company-wide geographic data for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Net sales (1)
United States	$1,312,866	$1,579,194	$1,297,650
France	202,038	227,421	179,746
Poland	171,889	195,781	198,883
United Kingdom	174,574	229,836	208,780
Brazil	124,661	175,004	136,799
Mexico	144,163	148,858	127,944
All other countries	195,577	217,176	196,164
Total	$2,325,768	$2,773,270	$2,345,966

Long-lived assets (2)
United States	$1,007,337	$896,867	$668,362
Netherlands	80,335	79,007	85,931
Germany	41,878	42,512	41,438
Singapore	17,617	20,899	23,507
Brazil	39,512	38,493	35,294
China	25,704	28,717	30,991
United Kingdom	33,857	33,389	38,634
Mexico	73,449	52,917	45,384
All other countries	36,989	34,444	39,034
Total	$1,356,678	$1,227,245	$1,008,575
(1)
Net sales are attributed to countries based on the location of the Company legal entity making the sale.
(2)
Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

(In thousands, except per share amounts)	2023	2022	2021
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$40,204	$147,153	$137,804
Weighted-average number of shares outstanding	22,777	22,781	22,922
Basic earnings per share	$1.77	$6.46	$6.01
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$40,204	$147,153	$137,804
Weighted-average number of shares outstanding	22,777	22,781	22,922
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	66	104	138
Add weighted-average net shares related to unvested stock awards (under treasury share method)	3	1	1
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	67	111	166
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	33	67	60
Weighted-average shares applicable to diluted earnings	22,946	23,064	23,287
Diluted earnings per share	$1.75	$6.38	$5.92
(1)
Options/SARs to purchase 672,485, 343,715 and 103,182 shares of the Company’s common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively. The options’/SARs’ exercise prices were greater than the average market price for the Company’s common stock and inclusion of the instruments would have had an antidilutive effect on the computations of earnings per share.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
Other comprehensive income before reclassifications	(28,185)	8,188	—	(19,997)
Amounts reclassified from AOCI	—	3,651	(9)	3,642
Net current period other comprehensive income	(28,185)	11,839	(9)	(16,355)
Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income before reclassifications	(21,567)	(2,857)	8,357	(16,067)
Amounts reclassified from AOCI	—	1,800	(9)	1,791
Net current period other comprehensive income	(21,567)	(1,057)	8,348	(14,276)
Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	40,423	(1,630)	(2,174)	36,619
Amounts reclassified from AOCI	—	301	(10)	291
Net current period other comprehensive income	40,423	(1,329)	(2,184)	36,910
Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)

Amounts reclassified out of AOCI for the three years ended December 31, 2023, 2022 and 2021, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)	2023	2022	2021	Affected Line Item in Consolidated Statements of Income
Amortization of defined pension items:
Prior service cost	$(10)	$(9)	$(12)
Actuarial loss	(392)	(2,393)	(4,800)
	$(402)	(2,402)	(4,812)	Total before tax (2)
	101	602	1,161	Tax benefit
	$(301)	$(1,800)	$(3,651)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	$10	$9	$9	Cost of sales
	10	9	9	Total before tax
	—	—	—	Tax benefit
	$10	$9	$9	Net of tax
Total reclassifications for the period	$(291)	$(1,791)	$(3,642)	Net of tax
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

20. Acquisitions

2022 Acquisition

PerformanX Acquisition

On September 23, 2022, the Company completed the acquisition of the surfactants business and associated assets of PerformanX Specialty Chemicals, LLC. This acquisition enhanced the Company’s specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company’s Pasadena, Texas alkoxylation facility that is expected to start up in the first half of 2024. The purchase price of the acquisition was $9,693,000 and was paid for with cash on hand. This acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The primary assets acquired were intangibles, mostly comprised of goodwill ($1,792,000), manufacturing know-how

($2,750,000), customer relationships ($3,250,000) and non-compete agreements ($10,000). The Company also acquired inventory ($1,312,000) and working capital ($579,000). All of the acquired assets are included within the Company’s Surfactants segment. The Company finalized the purchase price allocation during the fourth quarter of 2022. The average amortization period for the acquired identifiable intangibles assets has been estimated to be in the range of nine to ten years for manufacturing know-how and nine to 11 years for customer relationships.

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

21. Revenue from Contracts with Customers

The Company deems a contract with a customer to exist when a purchase order is received from a customer for a specified quantity of product or products and the Company acknowledges receipt of such purchase order. In some instances, the Company has entered into manufacturing supply agreements with customers but these agreements typically do not bind a customer to any purchase volume requirements and thus an obligation is not created until the customer submits a purchase order to the Company. The Company’s contracts typically have a single performance obligation that is satisfied at the time product is shipped and control passes to the customer. For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.

As of December 31, 2023, the Company had $688,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $739,000 of revenue in 2023 from pre-existing contract liabilities at December 31, 2022. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On December 31, 2023, $6,647,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract and $1,846,000 of revenue has been recognized from this contract as of December 31, 2023.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2023, 2022 and 2021. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2023
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$949,218	$338,979	$66,802	$1,354,999
Europe	289,010	259,491	13,414	561,915
Latin America	304,870	1,112	262	306,244
Asia	59,721	42,889	—	102,610
Total	$1,602,819	$642,471	$80,478	$2,325,768

	2022
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$1,099,616	$437,312	$83,807	1,620,735
Europe	349,651	307,441	16,118	673,210
Latin America	363,799	4,629	1,520	369,948
Asia	69,679	39,698	—	109,377
Total	$1,882,745	$789,080	$101,445	$2,773,270

	2021
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$904,469	$364,382	$59,461	1,328,312
Europe	288,735	302,137	9,152	600,024
Latin America	299,601	3,823	1,118	304,542
Asia	69,990	43,098	—	113,088
Total	$1,562,795	$713,440	$69,731	$2,345,966

22. Business Restructuring, Assets Impairment and Asset Disposition

2023 Restructuring

During the third quarter of 2023 the Company recorded a $5,530,000 restructuring reserve associated with a voluntary early retirement program. This program was offered to eligible employees at the Company’s corporate headquarters and global technology center to reduce costs. During the fourth quarter of 2024, the Company recognized an additional $2,883,000 of restructuring expense associated with workforce productivity measures to reduce costs. In addition, the Company also recognized $3,164,000 of asset impairment charges in the fourth quarter of 2023. These asset impairment charges primarily relate to assets that are no longer in use and to the write-off of engineering and design costs associated with projects the Company no longer deems viable. All of the restructuring charges described above were excluded from Segment operating results and are recorded on the Business restructuring, assets impairment and loss on asset disposition line item of the Consolidated Statements of Income for the year ended December 31, 2023. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. As of December 31, 2023, $9,949,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $8,305,000 for other expenses, principally site decommissioning costs. The Company recognized restructuring expenses of $391,000, $308,000 and $633,000 in 2023, 2022 and 2021, respectively.

Asset Disposition

In the fourth quarter of 2021, the Company sold one of its corporate headquarters buildings and recognized a $2,720,000 loss on the sale of the building. The loss is reflected in the Business restructuring, assets impairment and loss on asset disposition line on the Company’s consolidated statements of income.

23. Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $16,222,000, $55,480,000, and $36,588,000 that were unpaid at December 31, 2023, 2022 and 2021, respectively. Noncash financing activities included 103,745 shares of the Company’s common stock (valued at $10,916,000), 58,441 shares of the Company’s common stock (valued at $6,095,000) and 60,132 shares of the Company’s common stock (valued at $7,286,000) issued in connection with the Company’s equity incentive compensation plan in 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stepan Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

February 29, 2024

d.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors

All information required by this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 30, 2024 (the “2024 Proxy Statement”) and is incorporated by reference herein.*

(b)
Executive Officers

See “Information About our Executive Officers” in Part I above for identification of the Company’s executive officers. All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

(c)
Delinquent Section 16(a) Reports

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

(d)
Audit Committee Financial Expert

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

(e)
Code of Conduct

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 11. Executive Compensation

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

All information required by this Item will be included in the 2024 Proxy Statement and is incorporated by reference herein.
* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in the 2024 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.

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

10.1

Settlement Agreement, dated November 12, 2004, by and between the United States and the Company (filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 001-4462), and incorporated herein by reference)

10.2+

Stepan Company Supplemental Savings and Investment Retirement Plan (Amended and Restated Effective as of January 1, 2019) (filed with the Company’s Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-4462), and incorporated herein by reference)

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

10.8+

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

10.10+

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

10.14+

Performance Award Deferred Compensation Plan (Effective January 1, 2008) (filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 001-4462), and incorporated herein by reference)

Exhibit No.	Description
10.15+

Stepan Company Directors Deferred Compensation Plan amended and restated as of January 1, 2012 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-4462), and incorporated herein by reference)

10.16+

Management Incentive Plan (As Amended and Restated Effective January 1, 2015) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-4462), and incorporated herein by reference)

10.17+	Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-04462), and incorporated herein by reference)

10.18+

Form of Appreciation Rights Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.19+

Form of Nonqualified Stock Option Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.20+

Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.21+

Form of Restricted Stock Units Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.22+*	Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan

10.23

Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (filed with the Company’s Current Report on Form 8-K filed on July 3, 2013 (File No. 001-4462), and incorporated herein by reference)

10.24

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.25

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.26

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-4462), and incorporated herein by reference)

10.27

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.28

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.29

Stock and Asset Purchase Agreement, dated as of January 29, 2021, by and among Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, Stepan Company, Stepan U.K. Limited and Stepan Holdings Netherlands B.V. (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-4462), and incorporated herein by reference)

10.30

Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

Exhibit No.	Description

10.31

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.32

First Amendment, dated as of September 29, 2023, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference

10.33

Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.34

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.35

First Amendment, dated as of September 29, 2023, to the Note Purchase and Master Note Agreement dated as of June 10, 2021 by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference

10.36

Credit Agreement, dated as of June 24, 2022, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on June 27, 2022 (File No. 001-04462), and incorporated herein by reference)

10.37

Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

21*	Subsidiaries of the Registrant at December 31, 2023

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Director	February 29, 2024
F. Quinn Stepan, Jr.

/s/ Scott R. Behrens	President and Chief Executive Officer and Director	February 29, 2024
Scott R. Behrens	(Principal Executive Officer)

/s/ Luis E. Rojo	Vice President and Chief Financial Officer	February 29, 2024
Luis E. Rojo	(Principal Financial and Accounting Officer)

/s/ Lorinda A. Burgess	Director	February 29, 2024
Lorinda A. Burgess

/s/ Randall S. Dearth	Director	February 29, 2024
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 29, 2024
Joaquin Delgado

/s/ Susan M. Lewis	Director	February 29, 2024
Susan M. Lewis

/s/ Jan Stern Reed	Director	February 29, 2024
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 29, 2024
Edward J. Wehmer

Luis E. Rojo, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 29, 2024	/s/ Luis E. Rojo
Luis E. Rojo