Form 10-Q
period 2024-03-31
STEPAN CO
filed 2024-05-08
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Common Stock, $1 par value	22,474,910 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Net Sales	$551,418	$651,436
Cost of Sales	481,137	577,876
Gross Profit	70,281	73,560
Operating Expenses:
Selling	11,388	13,067
Administrative	22,690	22,639
Research, development and technical services	14,256	15,138
Deferred compensation expense	1,778	1,502
	50,112	52,346
Business restructuring expense	—	157
Operating Income	20,169	21,057
Other Income (Expense):
Interest, net	(3,071)	(2,822)
Other, net (Note 15)	2,362	1,668
	(709)	(1,154)

Income Before Provision for Income Taxes	19,460	19,903
Provision for Income Taxes	5,567	3,761
Net Income	13,893	16,142

Net Income Per Common Share (Note 10):
Basic	$0.61	$0.71
Diluted	$0.61	$0.70

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,824	22,757
Diluted	22,948	22,994

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31,
	2024	2023
Net Income	$13,893	$16,142
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11)	(6,551)	18,423
Defined benefit pension adjustments, net of tax (Note 11)	58	58
Derivative instrument activity, net of tax (Note 11)	829	(1,517)
Total Other Comprehensive Income	(5,664)	16,964
Comprehensive Income	$8,229	$33,106

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$125,775	$129,823
Receivables, net	446,569	422,050
Inventories (Note 6)	257,118	265,558
Other current assets	40,344	34,452
Total current assets	869,806	851,883
Property, Plant and Equipment:
Cost	2,605,219	2,585,058
Less: Accumulated depreciation	(1,399,585)	(1,378,393)
Property, plant and equipment, net	1,205,634	1,206,665
Goodwill, net	96,309	97,442
Other intangible assets, net	50,564	52,571
Long-term investments (Note 3)	23,466	26,804
Operating lease assets (Note 7)	71,483	70,646
Other non-current assets	55,885	57,343
Total assets	$2,373,147	$2,363,354
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$245,861	$252,898
Accounts payable	256,880	233,031
Accrued liabilities	126,112	121,941
Total current liabilities	628,853	607,870
Deferred income taxes	10,257	10,373
Long-term debt, less current maturities (Note 14)	400,121	401,248
Non-current operating lease liabilities (Note 7)	59,063	58,026
Other non-current liabilities	60,331	69,347
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,124,666 issued shares in 2024 and 27,005,852 issued shares in 2023	27,125	27,006
Additional paid-in capital	248,337	247,032
Accumulated other comprehensive loss (Note 11)	(136,266)	(130,602)
Retained earnings	1,262,937	1,257,466
Less: Common treasury stock, at cost, 4,650,882 shares in 2024 and 4,628,072 shares in 2023	(187,611)	(184,412)
Total equity	1,214,522	1,216,490
Total liabilities and equity	$2,373,147	$2,363,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$13,893	$16,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,604	25,542
Deferred compensation	1,778	1,502
Realized and unrealized gains on long-term investments	(2,267)	(1,516)
Stock-based compensation	1,372	999
Deferred income taxes	2,201	(660)
Other non-cash items	650	36
Changes in assets and liabilities:
Receivables, net	(26,043)	(40,420)
Inventories	3,202	38,265
Other current assets	(5,931)	(9,222)
Accounts payable and accrued liabilities	25,965	(98,523)
Pension liabilities	(502)	(531)
Environmental and legal liabilities	(56)	(3,464)
Deferred revenues	(312)	(208)
Net Cash Provided By (Used In) Operating Activities	41,554	(72,058)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(30,157)	(92,158)
Other, net	5,742	1,817
Net Cash Used In Investing Activities	(24,415)	(90,341)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	(8,415)	123,847
Dividends paid	(8,422)	(8,160)
Stock option exercises	865	1,514
Other, net	(4,012)	(3,665)
Net Cash Provided By (Used In) Financing Activities	(19,984)	113,536
Effect of Exchange Rate Changes on Cash	(1,203)	2,069
Net Decrease in Cash and Cash Equivalents	(4,048)	(46,794)
Cash and Cash Equivalents at Beginning of Period	129,823	173,750
Cash and Cash Equivalents at End of Period	$125,775	$126,956
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$4,818	$15,518
Cash payments of interest	$7,284	$6,007

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three months ended March 31, 2024 and 2023:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 20,668 shares of common stock under incentive compensation plan	865	21	844	—	—	—

Stock-based and deferred compensation	(2,640)	98	461	(3,199)	—	—

Net income	13,893	—	—	—	—	13,893

Other comprehensive income	(5,664)	—	—	—	(5,664)	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,422)	—	—	—	—	(8,422)
Balance, March 31, 2024	$1,214,522	$27,125	$248,337	$(187,611)	$(136,266)	$1,262,937

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 25,981 shares of common stock under incentive compensation plan	1,514	26	1,488	—	—	—

Stock-based and deferred compensation	(2,612)	91	895	(3,598)	—	—

Net income	16,142	—	—	—	—	16,142

Other comprehensive income (loss)	16,964	—	—	—	16,964	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,160)	—	—	—	—	(8,160)
Balance, March 31, 2023	$1,189,913	$26,958	$239,585	$(184,194)	$(150,548)	$1,258,112

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

At March 31, 2024, and December 31, 2023, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $772,000 and $895,000 as of March 31, 2024 and December 31, 2023, respectively):

(In thousands)	March 31, 2024	December 31, 2023
Fair value	$614,024	$627,695
Carrying value	646,754	655,041

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2024, and December 31, 2023, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$23,466	$23,466	$—	$—
Derivative assets:
Interest rate contracts	7,014	—	7,014	—
Foreign currency contracts	630	—	630	—
Total assets at fair value	$31,110	$23,466	$7,644	$—
Derivative liabilities:
Foreign currency contracts	$738	$—	$738	$—

(In thousands)	December 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$26,804	$26,804	$—	$—
Derivative assets:
Interest rate contracts	6,183	—	6,183	—
Foreign currency contracts	1,018	—	1,018	—
Total assets at fair value	$34,005	$26,804	$7,201	$—
Derivative liabilities:
Foreign currency contracts	$928	$—	$928	$—

4.
DERIVATIVE INSTRUMENTS

At March 31, 2024, and December 31, 2023, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $108,979,000 and $106,561,000, respectively. All forward foreign exchange contracts at March 31, 2024 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At March 31, 2024, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on March 31, 2024, and December 31, 2023, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three months ended March 31, 2024 and 2023, were immaterial. For amounts reclassified out of AOCI into earnings for the three months ended March 31, 2024 and 2023, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended March 31,
2024	2023
$1,372	$999

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Stock options	$211	$127
Performance shares and RSUs	10,583	3,761
SARs	5,435	3,648

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2024.

The Company granted the following awards in the first three months of 2024:

Shares
Stock options	3,356
Performance shares (at target) and RSUs	104,282
SARs	89,073

The unrecognized compensation costs at March 31, 2024, are expected to be recognized over weighted-average periods of 2.2 years for stock options, 2.4 years for performance shares and RSUs and 2.1 years for SARs.

6.
INVENTORIES

The composition of inventories at March 31, 2024, and December 31, 2023, was as follows:

(In thousands)	March 31, 2024	December 31, 2023
Finished goods	$162,398	$184,828
Raw materials	94,720	80,730
Total inventories	$257,118	$265,558

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease cost	$4,493	$4,349
Short-term lease cost	2,687	2,779
Variable lease cost	443	557
Total lease cost	$7,623	$7,685
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,488	$4,332
Right-of-use assets obtained in exchange for new operating lease liabilities	989	6,545

The following table outlines the maturities of lease liabilities as of March 31, 2024.

(In thousands)
Undiscounted Cash Flows:
2024 (excluding the three months ended March 31, 2024)	$12,541
2025	12,911
2026	10,104
2027	7,771
2028	6,827
Subsequent to 2028	35,527
Total Undiscounted Cash Flows	$85,681
Less: Imputed interest	(13,080)
Present value	$72,601
Current operating lease liabilities (1)	13,538
Non-current operating lease liabilities	59,063
Total lease liabilities	$72,601
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.9%

As of March 31, 2024, the Company had office equipment and automobile leases, valued at approximately $922,000, that had not commenced. These leases will commence during the second and third quarters of 2024 with lease terms ranging from three years to five years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2024, the Company estimated a range of possible environmental losses and legal losses of $20,792,000 to $49,778,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $20,792,000 at March 31, 2024 and $20,646,000 at December 31, 2023. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $1,585,000 and $3,466,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Following are summaries of the Company’s major contingencies at March 31, 2024:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical and radiological contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on May 2, 1991 by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation/Feasibility Studies of soil and groundwater at the Maywood site. On September 24, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site. The ROD was amended pursuant to an Explanation of Significant Differences in January 2021. On February 29, 2024, the U.S. District Court for the District of New Jersey entered a consent decree among the Company, the United States, the New Jersey Department of Environmental Protection (NJDEP) and the New Jersey Spill Compensation Fund Administrator that requires the Company to take certain actions and to pay certain past costs of the United States and NJDEP. The USEPA has not yet issued a ROD for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other potentially responsible parties are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,778,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2024. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties and the Company recorded a liability for this matter during the first quarter of 2024. Depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

Millsdale Site

On March 26, 2024, the Company received a Notice and Finding of Violation from the USEPA alleging violations of air regulations at the Company’s Elwood, Illinois (Millsdale) facility. The notice alleges violations related to operating parameters and air emission requirements. The notice does not state whether the USEPA intends to pursue financial penalties or operational remedies. The alleged violations may result in a range of possible penalties; however, at this stage of the matter, the Company is unable to predict the ultimate outcome or what impact, if any, the outcome might have on the Company’s financial position, results of operations or cash flows.

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Millsdale and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from the current recorded liability.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended March 31,
	2024	2023
Interest cost	$1,651	$1,731
Expected return on plan assets	(2,116)	(2,133)
Amortization of net actuarial loss	(3)	(6)
Net periodic benefit cost	$(468)	$(408)

	UNITED KINGDOM
(In thousands)	Three Months Ended March 31,
	2024	2023
Interest cost	$161	$164
Expected return on plan assets	(183)	(170)
Amortization of net actuarial loss	80	81
Net periodic benefit cost	$58	$75

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $316,000 is expected to be paid to the unfunded non-qualified plans in 2024. Of such amount, $129,000 had been paid to the non-qualified plans as of March 31, 2024.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2024.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the three months ended March 31, 2024 and 2023, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2023 and 2024, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Retirement savings contributions	$2,125	$2,048
Profit sharing contributions	848	707
Total defined contribution plan expenses	$2,973	$2,755

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At March 31, 2024, the balance of the trust assets was $559,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$13,893	$16,142
Weighted-average number of common shares outstanding	22,824	22,757
Basic earnings per share	$0.61	$0.71

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$13,893	$16,142
Weighted-average number of shares outstanding	22,824	22,757
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	47	99
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	1
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	54	108
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	20	29
Weighted-average shares applicable to diluted earnings	22,948	22,994
Diluted earnings per share	$0.61	$0.70

(1)
800,025 and 403,711 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2024 and 2023, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.
11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three months ended March 31, 2024 and 2023:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	18,423	—	(1,514)	16,909
Amounts reclassified from AOCI	—	58	(3)	55
Net current-period other comprehensive income	18,423	58	(1,517)	16,964
Balance at March 31, 2023	$(138,412)	$(19,021)	$6,885	$(150,548)

Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income before reclassifications	(6,551)	—	831	(5,720)
Amounts reclassified from AOCI	—	58	(2)	56
Net current-period other comprehensive income	(6,551)	58	829	(5,664)
Balance at March 31, 2024	$(122,963)	$(20,350)	$7,047	$(136,266)

Information regarding the reclassifications out of AOCI for the three months ended March 31, 2024 and 2023, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31,		Affected Line Item in Condensed Consolidated Statements of Income
	2024	2023
Amortization of defined benefit pension actuarial losses	$(77)	$(75)	(2)
	19	17	Tax benefit
	$(58)	$(58)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	3	Cost of sales
	2	3	Total before tax
	—	—	Tax benefit
	$2	$3	Net of tax
Total reclassifications for the period	$(56)	$(55)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2024 and 2023, were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Segment Net Sales
Surfactants	$390,820	$467,828
Polymers	145,508	161,127
Specialty Products	15,090	22,481
Total	$551,418	$651,436

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three months ended March 31, 2024 and 2023, are summarized below:

(In thousands)	Three Months Ended March 31,
	2024	2023
Segment Operating Income
Surfactants	$26,079	$27,056
Polymers	8,382	10,004
Specialty Products	4,268	2,530
Segment operating income	38,729	39,590
Business restructuring	—	(157)
Unallocated corporate expenses (1)	(18,560)	(18,376)
Total operating income	20,169	21,057
Other Income (Expense)
Interest, net	(3,071)	(2,822)
Other, net	2,362	1,668
Income before provision for income taxes	$19,460	$19,903
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2024, the Company had $931,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $688,000 of revenue in the first three months of 2024 from pre-existing contract liabilities at December 31, 2023.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At March 31, 2024, $6,093,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $2,400,000 of revenue has been recognized from the beginning of the contract term through March 31, 2024.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2024 and 2023. The Company’s business disaggregation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended March 31, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$229,590	$69,809	$13,246	$312,645
Europe	70,778	63,877	1,835	136,490
Latin America	77,868	417	9	78,294
Asia	12,584	11,405	—	23,989
Total	$390,820	$145,508	$15,090	$551,418

(In thousands)	For the Three Months Ended March 31, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$277,140	$81,169	$17,599	$375,908
Europe	91,120	69,057	4,872	165,048
Latin America	81,099	785	10	81,894
Asia	18,470	10,116	—	28,586
Total	$467,828	$161,127	$22,481	$651,436

14.
DEBT

At March 31, 2024 and December 31, 2023, debt was comprised of the following:

(In thousands)	Maturity Dates	March 31, 2024	December 31, 2023
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $168 and $191 for 2024 and 2023, respectively)	2024-2027	$56,975	$56,952
3.86% (net of unamortized debt issuance cost of $81 and $105 for 2024 and 2023, respectively)	2024-2025	28,490	28,466
2.30% (net of unamortized debt issuance cost of $126 and $142 for 2024 and 2023, respectively)	2024-2028	49,874	49,858
2.37% (net of unamortized debt issuance cost of $132 and $148 for 2024 and 2023, respectively)	2024-2028	49,868	49,852
2.73% (net of unamortized debt issuance cost of $149 and $175 for 2024 and 2023, respectively)	2025-2031	99,851	99,825
2.83% (net of unamortized debt issuance cost of $116 and $134 for 2024 and 2023, respectively)	2026-2032	74,884	74,866
Revolving credit facility and term loan borrowing	2024	280,000	283,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2024	6,040	11,327
Total debt		$645,982	$654,146
Less current maturities		245,861	252,898
Long-term debt		$400,121	$401,248

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $359,942,000 as of March 31, 2024. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2024 to 2032.

The Company's credit agreement (the "Credit Agreement") with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2024, the Company had outstanding letters of credit totaling $10,979,000 and $280,000,000 of outstanding borrowings under the credit agreement, inclusive of a $93,750,000 delayed draw term loan ($6,250,000 of the term loan principal has been permanently repaid as scheduled). There was $152,771,000 available under the credit agreement as of March 31, 2024.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $240,735,000 and $234,399,000 at March 31, 2024 and December 31, 2023, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31,
	2024	2023
Foreign exchange losses	$(375)	$(324)
Investment income	60	143
Realized and unrealized gains on investments	2,267	1,516
Net periodic benefit cost	410	333
Other, net	$2,362	$1,668

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $13,004,000 and $27,061,000 that were unpaid at March 31, 2024 and 2023, respectively. Noncash financing activities included the issuance of 98,146 shares of the Company’s common stock (valued at $8,808,000) and 88,497 shares of the Company’s common stock (valued at $9,607,000) under the Company’s equity incentive compensation plan during the three months ended March 31, 2024 and 2023, respectively.

17.
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effect of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates. The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. If elected, the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions. The original timeframe for electing optional expedients to contract modifications was between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 deferring the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The guidance should be applied prospectively. Other than electing select expedients associated with an interest rate swap, the Company has not currently utilized any of the optional expedients of exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update represent changes to clarify or improve disclosures and presentation requirements of a variety of topics, including Statement of Cash Flows-Overall (disclosures in annual periods where cash flows associated with derivative instruments and their related gains and losses are presented), Earnings Per Share-Overall (disclosures of the methods used in the diluted earnings-per-share computation for each dilutive security), and Debt-Overall (disclosures of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings). The amendments in this update are effective two years after the SEC removes related disclosure requirements from Regulation S-X or Regulation S-K. The implementation of ASU No. 2023-06 will not have an impact on the Company’s financial position, results of operations and cash flow, but will impact the Company’s interim and annual disclosures related to the relevant subtopics in this update.

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

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740) Improvement to Income Tax Disclosures. This update requires that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require the disclosure on an annual basis of the amount of income taxes paid (net of refund received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid (net of refunds received). This update requires all entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. The implementation of ASU No. 2023-09 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s annual income tax disclosures.

The Organisation for Economic Co-operation and Development (OECD) proposed a global minimum tax of 15 percent on reported profits (entitled “Pillar Two”) that has been agreed upon in principle by over 100 countries. During 2023, many countries took steps to incorporate Pillar Two into their domestic laws. Although the OECD’s model provides a framework for applying the minimum tax, countries may enact Pillar Two rules that vary slightly from the model, can adopt a different timeline, and may adjust local tax incentives in response to Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted such legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the risks and uncertainties related to the following:

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 71 percent of consolidated net sales for the first three months of 2024, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first three months of 2024, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2024, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.

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

	Income (Expense)
	For the Three Months Ended March 31,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(1.8)	$(1.5)	$(0.3)	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.2	1.5	0.7
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$0.5	$0.1	$0.4

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(In millions)	2024	2023	Decrease	Increase Due to Foreign Translation
Net Sales	$551.4	$651.4	$(100.0)	$11.8
Gross Profit	70.3	73.6	(3.3)	1.3
Operating Income	20.2	21.1	(0.9)	0.7
Pretax Income	19.5	19.9	(0.4)	0.6

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

Summary

Net income in the first quarter of 2024 was $13.9 million, or $0.61 per diluted share, versus $16.1 million, or $0.70 per diluted share, in the first quarter of 2023. Adjusted net income was $14.7 million, or $0.64 per diluted share, versus $16.4 million, or $0.71 per diluted share in the first quarter of 2023 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) was $50.2 million in the first quarter of 2024 versus $48.3 million in the first quarter of 2023. Adjusted EBITDA was $51.2 million, up five percent, versus $48.7 million in the first quarter of 2023 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2024 compared to the first quarter of 2023. A detailed discussion of segment operating performance for the first quarter of 2024 compared to the first quarter of 2023 follows the summary.

Consolidated net sales decreased $100.0 million, or 15 percent, versus the prior year quarter. Lower average selling prices negatively impacted the year-over-year change in net sales by $115.5 million. The decrease in average selling prices was mainly attributable to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity primarily within the European and Latin American end-markets. Consolidated sales volume increased one percent, which favorably impacted the change in net sales by $3.7 million. Surfactant sales volume was flat year-over-year while sales volume in the Polymer and Specialty Products segments increased one percent and 11 percent, respectively. Foreign currency translation favorably impacted the year-over-year change in net sales by $11.8 million due to a weaker U.S. dollar against most currencies in foreign locations where the Company has operations.

Operating income in the first quarter of 2024 decreased $0.9 million, or four percent, versus operating income in the first quarter of 2023. Surfactant and Polymer operating income decreased $1.0 million and $1.6 million, respectively, versus the first quarter of 2023. Specialty Products operating income increased $1.7 million versus the first quarter of 2023. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses were flat year-over-year. Corporate expenses, excluding business restructuring, environmental remediation and deferred compensation expenses, decreased $1.2 million, or seven percent year-over-year. Foreign currency translation had a $0.7 million favorable impact on operating income in the first quarter of 2024 versus the prior year.

Operating expenses (including deferred compensation and business restructuring) decreased $2.4 million, or five percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $1.7 million, or 13 percent, primarily due to lower salaries, travel-related and bad debt expenses.
•
Administrative expenses were flat year-over-year. Lower salaries and hiring-related expenses were offset by higher environmental reserve expenses. The higher environmental expense reflects a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts.

•
Research, development and technical service (R&D) expenses decreased $0.9 million, or six percent, primarily due to lower salaries.
•
Deferred compensation was $1.8 million of expense in the first quarter of 2024 versus $1.5 million of expense in the prior year quarter. The $0.3 million increase in deferred compensation expense was primarily due to a larger increase in the market value of mutual fund investment assets held for the plans during the first quarter of 2024 versus the first quarter of 2023. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first quarter of 2024 increased $0.2 million, or nine percent, versus the first quarter of 2023. This increase was primarily attributable to higher interest rates on borrowings under the Company's revolving credit facility during the first quarter of 2024 versus 2023, partially offset by higher capitalized interest and non-U.S. interest income.

Other, net was $2.4 million of income in the first quarter of 2024 versus $1.7 million of income in the first quarter of 2023. The Company recognized $2.3 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2024 compared to $1.7 million of investment income in the first quarter of 2023. The Company's net periodic pension income was $0.4 million in the first quarter of 2024 versus $0.3 million of income in the first quarter of 2023. In addition, the Company reported $0.4 million of foreign exchange losses in the first quarter of 2024 versus $0.3 million of foreign exchange losses in the first quarter of 2023.

The Company’s effective tax rate was 28.6 percent in the first quarter of 2024 versus 18.9 percent in the first quarter of 2023. The increase was primarily attributable to the Company’s intention to elect “Bonus Depreciation” for its new alkoxylation facility that is being built in Pasadena, Texas and expected to start up in the fourth quarter of 2024. As a result of this election, the Company is expected to lose its ability to use its global intangible low-taxed income (GILTI) deduction and related GILTI foreign tax credits for 2024, resulting in a higher effective tax rate. The Organisation for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15 percent on reported profits (entitled "Pillar Two"). The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

Segment Results

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2024	2023	Decrease	Percent Change
Surfactants	$390,820	$467,828	$(77,008)	-16
Polymers	145,508	161,127	(15,619)	-10
Specialty Products	15,090	22,481	(7,391)	-33
Total Net Sales	$551,418	$651,436	$(100,018)	-15

(Dollars in thousands)	For the Three Months Ended March 31,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$26,079	$27,056	$(977)	-4
Polymers	8,382	10,004	(1,622)	-16
Specialty Products	4,268	2,530	1,738	69
Segment Operating Income	$38,729	$39,590	$(861)	-2
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$16,782	$16,874	$(92)	-1
Deferred Compensation Expense	1,778	1,502	276	18
Business Restructuring	-	157	(157)	-100
Total Operating Income	$20,169	$21,057	$(888)	-4

Surfactants

Surfactant net sales for the first quarter of 2024 decreased $77.0 million versus net sales for the first quarter of 2023. Lower average selling prices negatively impacted the change in net sales by $85.6 million. The lower average selling prices were mainly attributable to declining raw material costs, less favorable product mix and increased competitive activity within the European and Latin American end-markets. Sales volume was relatively flat year-over-year and positively impacted the change in net sales by $0.9 million. Foreign currency translation had a $7.7 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2024	2023	Decrease	Percent Change
North America	$229,590	$277,139	$(47,549)	-17
Europe	70,778	91,120	(20,342)	-22
Latin America	77,868	81,099	(3,231)	-4
Asia	12,584	18,470	(5,886)	-32
Total Surfactants Segment	$390,820	$467,828	$(77,008)	-16

Net sales for North American operations decreased $47.5 million, or 17 percent, year-over-year. Lower average selling prices had a $32.5 million unfavorable impact on the change in net sales and were primarily due to the pass-through of lower raw material costs and less favorable product mix. Sales volume declined five percent and negatively impacted the change in net sales by $15.0 million. The lower sales volume was primarily due to lower demand for products sold into the agricultural end market due to continued customer and channel inventory destocking. Higher demand for products sold into the personal care end markets, driven by prior year investments in low 1,4 dioxane, along with higher demand in the industrial cleaning and oil field end markets partially offset the lower agricultural demand.

Net sales for European operations decreased $20.3 million, or 22 percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $22.2 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the change in net sales by $1.5 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Sales volume was up slightly year-over-year and positively impacted the change in net sales by $0.4 million. Higher demand for products sold to our distribution partners and into the industrial cleaning and personal care end markets was mostly offset by lower demand for products sold into the agricultural and the laundry and cleaning end markets.

Net sales for Latin American operations decreased $3.2 million, or four percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $22.9 million. The lower average selling prices primarily reflect less favorable product mix, the pass-through of lower raw material costs and increased competitive pressures from imports. Sales volume increased 16 percent and positively impacted the change in net sales by $13.3 million. The sales volume improvement was primarily due to higher demand for products sold into the consumer products end markets and to our distribution customers, partially offset by lower demand for products sold into the agricultural and industrial cleaning end markets. A weaker U.S. dollar relative to all currencies within the region led to an $6.4 million positive foreign currency translation effect.

Net sales for Asian operations decreased $5.9 million, or 32 percent, versus the prior year quarter. A 17 percent decline in sales volume and lower average selling prices negatively impacted the change in net sales by $3.1 million and $2.6 million, respectively. Foreign currency translation negatively impacted the change in net sales by $0.2 million.

Surfactant operating income for the first quarter of 2024 decreased $1.0 million, or four percent, versus operating income for the first quarter of 2023. Gross profit decreased $2.4 million, or five percent, and operating expenses decreased $1.5 million, or six percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$31,368	$35,213	$(3,845)	-11
Europe	8,322	10,220	(1,898)	-19
Latin America	8,766	7,172	1,594	22
Asia	1,986	283	1,703	NM
Surfactants Segment Gross Profit	$50,442	$52,888	$(2,446)	-5
Operating Expenses	24,363	25,832	(1,469)	-6
Surfactants Segment Operating Income	$26,079	$27,056	$(977)	-4

Gross profit for North American operations decreased $3.8 million, or 11 percent, versus the prior year primarily due to lower average unit margins and a five percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $1.9 million each. The lower average unit margins were primarily attributable to less favorable product mix, higher pre-operating expenses associated with the alkoxylation production facility that is being built in Pasadena, Texas and higher expenses incurred at the Company's Millsdale, Illinois plant site, inclusive of waste water disposal costs, due to operational interruptions during the first quarter of 2024.

Gross profit for European operations decreased $1.9 million, or 19 percent, primarily due to lower average unit margins that negatively impacted the year-over-year change in gross profit by $2.0 million. The lower average unit margins primarily reflect less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Gross profit for Latin American operations increased $1.6 million, or 22 percent, primarily due to the 16 percent increase in sales volume and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $1.2 million and $0.7 million, respectively. Lower average unit margins negatively impacted the change in gross profit by $0.3 million and primarily reflect a less favorable product mix and competitive pricing pressures from imports.

Gross profit for Asia operations increased $1.7 million year-over-year due to higher average unit margins. The higher average unit margins reflect a more favorable product mix and lower overhead costs due to the timing of production runs.

Operating expenses for the Surfactants segment decreased $1.5 million, or six percent, in the first quarter of 2024 versus the first quarter of 2023. This decrease was mostly attributable to lower salaries, travel-related and bad debt expenses.

Polymers

Polymers net sales for the first quarter of 2024 decreased $15.6 million, or 10 percent, versus net sales for the same period of 2023. Lower average selling prices negatively impacted the change in net sales by $22.0 million. Foreign currency translation and a one percent increase in sales volume positively impacted the change in net sales by $4.1 million and $2.3 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$69,809	$81,169	$(11,360)	-14
Europe	63,877	69,057	(5,180)	-8
Asia and Other	11,822	10,901	921	8
Total Polymers Segment	$145,508	$161,127	$(15,619)	-10

Net sales for North American operations decreased $11.4 million, or 14 percent, due to lower average selling prices and a five percent decrease in sales volume. These items negatively impacted the year-over-year change in net sales by $7.6 million and $3.8 million, respectively. The lower average selling prices primarily reflect the pass-through of lower raw material costs. Sales volume of polyols used in rigid foam applications increased five percent year-over-year but was more than offset by a 43 percent decline within the commodity phthalic anhydride business due largely to operational interruptions at the Millsdale, Illinois plant during the first quarter of 2024.

Net sales for European operations decreased $5.2 million, or eight percent, versus the first three months of 2023. This decrease was primarily due to lower average selling prices that negatively impacted the year-over-year change in net sales by $12.8 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation and a four percent increase in sales volume positively impacted the change in net sales by $4.7 million and $2.9 million, respectively. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations increased $0.9 million, or eight percent, primarily due to a 16 percent increase in sales volume which positively impacted the year-over-year change in net sales by $1.7 million. The higher sales volume was largely driven by the non-recurrence of COVID lock downs and restrictions that were in place in China during the first quarter of 2023 and higher demand in specialty polyols resulting from the Company's product diversification efforts. The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the year-over-year change in net sales by $0.6 million and $0.2 million, respectively.

Polymer operating income in the first quarter of 2024 decreased $1.6 million, or 16 percent, versus operating income in the first quarter of 2023. Gross profit decreased $2.2 million, or 13 percent and operating expenses decreased $0.6 million or nine percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$4,643	$6,144	$(1,501)	-24
Europe	9,022	10,312	(1,290)	-13
Asia and Other	1,411	867	544	63
Polymers Segment Gross Profit	$15,076	$17,323	$(2,247)	-13
Operating Expenses	6,694	7,319	(625)	-9
Polymers Segment Operating Income	$8,382	$10,004	$(1,622)	-16

Gross profit for North American operations decreased $1.5 million, or 24 percent, due to lower average unit margins and the five percent decline in sales volume. These items negatively impacted the change in gross profit by $1.2 million and $0.3 million, respectively. The lower average unit margins largely reflect higher maintenance, tolling fees and waste water disposal costs incurred at the Company's Millsdale, Illinois plant site due to operational interruptions during the first quarter of 2024.

Gross profit for European operations decreased $1.3 million, or 13 percent, versus the first quarter of 2023. The decrease was primarily due to lower average unit margins that negatively impacted the change in gross profit by $2.2 million. Foreign currency translation and a four percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.5 million and $0.4 million, respectively.

Gross profit for Asia and Other operations increased $0.5 million, or 63 percent, primarily due to higher average unit margins and a 16 percent increase in sales volume. These items positively impacted the change in gross profit by $0.5 million and $0.1 million, respectively. The unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Polymer segment decreased $0.6 million, or nine percent, in the first quarter of 2024 versus the first quarter of 2023. This decrease was mainly attributable to lower salary expenses.

Specialty Products

Specialty Products net sales for the first quarter of 2024 decreased $7.4 million, or 33 percent, versus net sales for the first quarter of 2023. The decrease was due to lower average selling prices that more than offset an 11 percent increase in sales volume. Gross profit and operating income increased by $1.6 million and $1.7 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to higher unit margins and sales volume within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, were relatively flat year-over-year. Corporate expenses were $18.6 million in the first quarter of 2024 versus $18.5 million in the first quarter of 2023. Deferred compensation and environmental reserve expenses were up $0.3 million and $1.1 million, respectively, year-over-year. The higher environmental reserve expense reflects a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. These higher expenses were mostly offset by lower salaries and hiring-related expenses due to productivity efforts implemented in late 2023.

The $0.3 million increase in deferred compensation expense was primarily due to a larger increase in the market value of mutual fund investment assets held for the plans in the first quarter of 2024 versus the first quarter of 2023. This increase was partially offset by a $4.51 per share decrease in the market price of the Company's common stock in the first quarter of 2024 compared to a $3.43 per share decrease in the first quarter of 2023. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended March 31, 2024 and 2023:

	2024	2023		2022
	March 31	December 31	March 31	December 31
Company Common Stock Price	$90.04	$94.55	$103.03	$106.46

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2024, operating activities were a cash source of $41.6 million versus a cash use of $72.1 million for the comparable period in 2023. For the first three months of 2024, investing cash outflows totaled $24.4 million versus cash outflows of $90.3 million in the prior year period. Financing activities were a cash use of $20.0 million versus a cash source of $113.5 million in the prior year period.

Cash and cash equivalents decreased $4.0 million compared to December 31, 2023, inclusive of a $1.2 million unfavorable foreign exchange rate impact. On March 31, 2024, the Company's cash and cash equivalents totaled $125.8 million. Cash in U.S. demand deposit accounts totaled $2.7 million. The Company’s non-U.S. subsidiaries held $123.1 million of cash as of March 31, 2024.

Operating Activities

Net income during the first three months of 2024 decreased $2.2 million versus the comparable period in 2023. Working capital was a cash use of $2.8 million during the first three months of 2024 versus a cash use of $109.9 million in the comparable period in 2023.

Accounts receivable were a cash use of $26.0 million during the first three months of 2024 compared to a cash use of $40.4 million for the comparable period in 2023. Inventories were a cash source of $3.2 million in 2024 versus a cash source of $38.3 million in 2023. Accounts payable and accrued liabilities were a cash source of $26.0 million in 2024 compared to a cash use of $98.5 million for the same period in 2023.

Working capital requirements were lower in the first three months of 2024 compared to 2023 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects lower selling prices due to the pass through of lower raw material costs. The change in inventories reflects unit costs dropping less significantly during the first quarter of 2024 versus 2023. The change in accounts payable and accrued liabilities was due in large part to lower first quarter 2024 cash outlays required to meet lower incentive-based compensation, tax and other year-end obligations closely linked to lower 2023 earnings. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2024.

Investing Activities

Cash used for investing activities decreased $65.9 million year-over-year. Cash used for capital expenditures was $30.2 million in the first three months of 2024 versus $92.2 million in the same period of 2023. The lower capital spending in 2024 was largely attributable to reduced spending required to complete construction of the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2024, the Company estimates that total capital expenditures will be in the range of $120.0 million to $140.0 million. This full year projected spending includes completion of the new alkoxylation plant that is being built in Pasadena, Texas, along with growth initiatives, infrastructure and optimization initiatives.

Financing Activities

Cash flow from financing activities was a use of $20.0 million in 2024 versus a source of $113.5 million in 2023. The year-over-year change was primarily due to a lower level of borrowings against the Company's revolving credit facility.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the three months ended March 31, 2024. At March 31, 2024, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt decreased from $654.1 million on December 31, 2023 to $646.0 million on March 31, 2024, primarily due to lower domestic borrowings from the Company’s revolving credit facility and lower foreign credit line borrowings. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) decreased $4.1 million, from $524.3 million at December 31, 2023 to $520.2 million at March 31, 2024. This change reflects a debt decrease of $8.1 million and a cash decrease of $4.0 million.

As of March 31, 2024, the ratio of net debt to net debt plus shareholders’ equity was 30.0 percent versus 30.1 percent at December 31, 2023 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On March 31, 2024, the Company’s debt included $359.9 million of unsecured notes, with maturities ranging from 2024 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $93.8 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $186.2 million of short term loans borrowed under the Company's revolving credit facility and $6.0 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company's credit agreement with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company maintains import letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2024, the Company had outstanding loans totaling $280.0 million, inclusive of a $93.8 million delayed draw term loan, and letters of credit totaling $11.0 million under the credit agreement, with $152.8 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2024, the Company’s foreign subsidiaries had $6.0 million of outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of March 31, 2024.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2024 and 2023, the Company’s expenditures for capital projects related to environmental matters were $1.5 million for both years. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $10.8 million and $8.9 million for the three months ended March 31, 2024 and 2023, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $20.8 million to $49.8 million at March 31, 2024 and $20.6 million to $49.4 million at December 31, 2023. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $20.8 million at March 31, 2024 and $20.6 million at December 31, 2023. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $1.6 million for the three months ended March 31, 2024, compared to $3.5 million for the same period in 2023.

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

OUTLOOK

Management believes sales volumes will continue to gradually improve due to ongoing recovery in Rigid Polyols demand and growth in Surfactant sales volumes, inclusive of the expected recovery of the agricultural business in the second half of the year. Management remains focused on delivering $50.0 million in pre-tax savings from its previously shared cost reduction program to help offset inflationary pressures, increased expenses associated with the commissioning of the Company's new Pasadena, Texas alkoxylation assets, higher incentive-based compensation expenses and expenses associated with operational issues at the Company's Millsdale site. Management believes free cash flow should continue to improve versus prior year as the Company finishes construction on its Pasadena investment and benefits from higher anticipated agricultural sales volumes in the second half of the year. Management believes continued gradual sales volume growth, improved operational performance and its continued focus on cost reduction should position the Company to deliver full year adjusted EBITDA growth and positive free cash flow in 2024. Management remains confident in the Company's long-term growth and innovation initiatives.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2023 Annual Report on Form 10-K.

NON-GAAP RECONCILIATIONS

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s performance and financial condition. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators. Management uses these non-GAAP financial measures to assist in analyzing what management views as the Company’s core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding items affective comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions and evaluate the Company’s core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating the Company’s financial results. In addition, the Company believes that the presentation of these non-GAAP financial measures, when considered together with the most directly comparable GAAP financial measures and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affective the Company’s underlying business than could be obtained absent these disclosures. These measures should be considered in addition to, not as substitutes for or superior to, measures of financial performance prepared in accordance with GAAP and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this Form 10-Q may differ from similarly titled non-GAAP financial measures presented by other companies and other companies may not define these non-GAAP financial measures the same way as the Company does.

Reconciliation of Non-GAAP Adjusted Net Income and Earnings Per Share

Management uses the non-GAAP adjusted net income metrics to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2024		March 31, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$13.9	$0.61	$16.1	$0.70

Deferred Compensation Income (including related investment activity)	(0.5)	(0.02)	(0.1)	—
Business Restructuring Expense	—	—	0.1	—
Environmental Remediation Expense	1.5	0.06	0.4	0.01
Cumulative Tax Effect on Above Adjustment Items	(0.2)	(0.01)	(0.1)	—
Adjusted Net Income	$14.7	$0.64	$16.4	$0.71

Reconciliation of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metrics to evaluate the Company's operating performance. Management excludes the items listed in the table below to arrive at adjusted EBITDA because they are non-operational items.

	Three Months Ended March 31, 2024

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$26.1	$8.4	$4.3	$(18.6)	$20.2
Depreciation and Amortization	17.7	8.0	1.5	0.4	27.6
Other, Net Income	—	—	—	2.4	2.4
EBITDA	$43.8	$16.4	$5.8	$(15.8)	$50.2
Deferred Compensation	—	—	—	(0.5)	(0.5)
Environmental Remediation	—	—	—	1.5	1.5
Adjusted EBITDA	$43.8	$16.4	$5.8	$(14.8)	$51.2

	Three Months Ended March 31, 2023

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$27.1	$10.0	$2.5	$(18.5)	$21.1
Depreciation and Amortization	15.3	8.3	1.4	0.5	25.5
Other, Net Income	—	—	—	1.7	1.7
EBITDA	$42.4	$18.3	$3.9	$(16.3)	$48.3
Deferred Compensation	—	—	—	(0.1)	(0.1)
Cash Settled SARs	(0.1)	—	—	—	(0.1)
Business Restructuring	—	—	—	0.2	0.2
Environmental Remediation	—	—	—	0.4	0.4
Adjusted EBITDA	$42.3	$18.3	$3.9	$(15.8)	$48.7

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	March 31, 2024	December 31, 2023
Current Maturities of Long-Term Debt as Reported	$245.9	$252.9
Long-Term Debt as Reported	400.1	401.2
Total Debt as Reported	646.0	654.1
Less Cash and Cash Equivalents as Reported	(125.8)	(129.8)
Net Debt	$520.2	$524.3
Equity	$1,214.5	$1,216.5
Net Debt plus Equity	$1,734.7	$1,740.8
Net Debt/Net Debt plus Equity	30%	30%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2023 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company’s legal proceedings are described below:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical and radiological contamination. On September 24, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site. The ROD was amended pursuant to an Explanation of Significant Differences in January 2021. On February 29, 2024, the U.S. District Court for the District of New Jersey entered a consent decree among the Company, the United States, the New Jersey Department of Environmental Protection (NJDEP) and the New Jersey Spill Compensation Fund Administrator that requires the Company to take certain actions and to pay certain past costs of the United States and NJDEP.

Millsdale Site

On March 26, 2024, the Company received a Notice and Finding of Violation from the USEPA alleging violations of air regulations at the Company’s Millsdale facility. The notice alleges violations related to operating parameters and air emission requirements. The notice does not state whether the USEPA intends to pursue financial penalties or operational remedies. The alleged violations may result in a range of possible penalties; however, at this stage of the matter, the Company is unable to predict the ultimate outcome or what impact, if any, the outcome might have on the Company’s results of operations or cash flows.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2023 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2023 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2024:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 2024	1,614	(2)	$94.43	—	$125,050,905
February 2024	34,904	(3)	$89.99	—	$125,050,905
March 2024	9,484	(4)	$87.52	—	$125,050,905

Total	46,002		$89.64	—	$125,050,905

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
(2)
Includes 1,266 and 348 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.
(3)
Includes 9,576, 21,992, 2,599 and 737 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the distribution of deferred performance shares, the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.
(4)
Includes 9,307, 106 and 71 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of performance shares, the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.		Description

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 8, 2024

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer