Form 10-Q
period 2024-06-30
STEPAN CO
filed 2024-08-08
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $1 par value	22,493,691 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$556,405	$579,975	$1,107,823	$1,231,411
Cost of Sales	486,853	513,578	967,990	1,091,454
Gross Profit	69,552	66,397	139,833	139,957
Operating Expenses:
Selling	11,828	11,109	23,216	24,176
Administrative	24,569	22,589	47,259	45,228
Research, development and technical services	14,093	14,105	28,349	29,243
Deferred compensation expense	395	743	2,173	2,245
	50,885	48,546	100,997	100,892
Business restructuring expense	—	42	—	199
Operating Income	18,667	17,809	38,836	38,866
Other Income (Expense):
Interest, net	(2,661)	(3,865)	(5,732)	(6,687)
Other, net (Note 15)	1,200	2,370	3,562	4,038
	(1,461)	(1,495)	(2,170)	(2,649)

Income Before Provision for Income Taxes	17,206	16,314	36,666	36,217
Provision for Income Taxes	7,685	3,630	13,252	7,391
Net Income	9,521	12,684	23,414	28,826

Net Income Per Common Share (Note 10):
Basic	$0.42	$0.56	$1.03	$1.27
Diluted	$0.42	$0.55	$1.02	$1.25

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,827	22,768	22,825	22,763
Diluted	22,936	22,945	22,942	22,970

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$9,521	$12,684	$23,414	$28,826
Other Comprehensive Income:
Foreign currency translation adjustments (Note 11)	(25,411)	16,497	(31,962)	34,920
Defined benefit pension adjustments, net of tax (Note 11)	57	60	115	118
Derivative instrument activity, net of tax (Note 11)	(280)	1,621	549	104
Total Other Comprehensive Income	(25,634)	18,178	(31,298)	35,142
Comprehensive Income	$(16,113)	$30,862	$(7,884)	$63,968

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$124,708	$129,823
Receivables, net	437,349	422,050
Inventories (Note 6)	266,011	265,558
Other current assets	39,072	34,452
Total current assets	867,140	851,883
Property, Plant and Equipment:
Cost	2,611,677	2,585,058
Less: Accumulated depreciation	(1,416,560)	(1,378,393)
Property, plant and equipment, net	1,195,117	1,206,665
Goodwill, net	94,377	97,442
Other intangible assets, net	47,652	52,571
Long-term investments (Note 3)	24,076	26,804
Operating lease assets (Note 7)	69,136	70,646
Other non-current assets	51,092	57,343
Total assets	$2,348,590	$2,363,354
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$282,350	$252,898
Accounts payable	251,191	233,031
Accrued liabilities	121,654	121,941
Total current liabilities	655,195	607,870
Deferred income taxes	10,224	10,373
Long-term debt, less current maturities (Note 14)	374,708	401,248
Non-current operating lease liabilities (Note 7)	56,665	58,026
Other non-current liabilities	59,362	69,347
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,142,160 issued shares in 2024 and 27,005,852 issued shares in 2023	27,142	27,006
Additional paid-in capital	250,945	247,032
Accumulated other comprehensive loss (Note 11)	(161,900)	(130,602)
Retained earnings	1,264,027	1,257,466
Less: Common treasury stock, at cost, 4,652,346 shares in 2024 and 4,628,072 shares in 2023	(187,778)	(184,412)
Total equity	1,192,436	1,216,490
Total liabilities and equity	$2,348,590	$2,363,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$23,414	$28,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,614	52,011
Deferred compensation	2,173	2,245
Realized and unrealized gains on long-term investments	(2,946)	(3,079)
Stock-based compensation	2,930	2,158
Deferred income taxes	6,393	(3,196)
Other non-cash items	977	681
Changes in assets and liabilities:
Receivables, net	(27,345)	22,760
Inventories	(9,686)	70,069
Other current assets	(5,095)	(9,543)
Accounts payable and accrued liabilities	26,602	(116,527)
Pension liabilities	(943)	(998)
Environmental and legal liabilities	171	(8,612)
Deferred revenues	(1,203)	(993)
Net Cash Provided By Operating Activities	71,056	35,802
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(59,867)	(159,900)
Other, net	5,831	1,669
Net Cash Used In Investing Activities	(54,036)	(158,231)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	27,379	109,448
Other debt repayments (Note 6)	(24,286)	(14,286)
Dividends paid	(16,853)	(16,317)
Stock option exercises	966	1,916
Other, net	(3,211)	(2,805)
Net Cash Provided By (Used In) Financing Activities	(16,005)	77,956
Effect of Exchange Rate Changes on Cash	(6,130)	4,652
Net Decrease in Cash and Cash Equivalents	(5,115)	(39,821)
Cash and Cash Equivalents at Beginning of Period	129,823	173,750
Cash and Cash Equivalents at End of Period	$124,708	$133,929
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$6,022	$19,777
Cash payments of interest	$14,022	$13,492

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and six months ended June 30, 2024 and 2023:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2024	$1,214,522	$27,125	$248,337	$(187,611)	$(136,266)	$1,262,937

Issuance of 2,456 shares of common stock under incentive compensation plan	101	2	99	—	—	—

Stock-based and deferred compensation	2,357	15	2,509	(167)	—	—

Net income	9,521	—	—	—	—	9,521

Other comprehensive income	(25,634)	—	—	—	(25,634)	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,431)	—	—	—	—	(8,431)
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 23,124 shares of common stock under incentive compensation plan	966	23	943	—	—	—

Stock-based and deferred compensation	(283)	113	2,970	(3,366)	—	—

Net income	23,414	—	—	—	—	23,414

Other comprehensive income	(31,298)	—	—	—	(31,298)	—

Cash dividends paid:
Common stock ($0.750 per share)	(16,853)	—	—	—	—	(16,853)
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2023	$1,189,913	$26,958	$239,585	$(184,194)	$(150,548)	$1,258,112

Issuance of 6,791 shares of common stock under incentive compensation plan	402	7	395	—	—	—

Stock-based and deferred compensation	2,077	13	2,235	(171)	—	—

Net income	12,684	—	—	—	—	12,684

Other comprehensive income	18,178	—	—	—	18,178	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,157)	—	—	—	—	(8,157)
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 32,772 shares of common stock under incentive compensation plan	1,916	33	1,883	—	—	—

Stock-based and deferred compensation	(535)	104	3,130	(3,769)	—	—

Net income	28,826	—	—	—	—	28,826

Other comprehensive income	35,142	—	—	—	35,142	—

Cash dividends paid:
Common stock ($0.730 per share)	(16,317)	—	—	—	—	(16,317)
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

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

At June 30, 2024, and December 31, 2023, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $650,000 and $895,000 as of June 30, 2024 and December 31, 2023, respectively):

(In thousands)	June 30, 2024	December 31, 2023
Fair value	$625,466	$627,695
Carrying value	657,708	655,041

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2024, and December 31, 2023, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$24,076	$24,076	$—	$—
Derivative assets:
Interest rate contracts	6,736	—	6,736	—
Foreign currency contracts	896	—	896	—
Total assets at fair value	$31,708	$24,076	$7,632	$—
Derivative liabilities:
Foreign currency contracts	$510	$—	$510	$—

(In thousands)	December 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$26,804	$26,804	$—	$—
Derivative assets:
Interest rate contracts	6,183	—	6,183	—
Foreign currency contracts	1,018	—	1,018	—
Total assets at fair value	$34,005	$26,804	$7,201	$—
Derivative liabilities:
Foreign currency contracts	$928	$—	$928	$—

4.
DERIVATIVE INSTRUMENTS

At June 30, 2024, and December 31, 2023, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $98,190,000 and $106,561,000, respectively. All forward foreign exchange contracts at June 30, 2024, had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At June 30, 2024, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027, maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on June 30, 2024, and December 31, 2023, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and six months ended June 30, 2024 and 2023, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months ended June 30, 2024 and 2023, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
$1,558	$1,158	$2,930	$2,157

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Stock options	$180	$127
Performance shares and RSUs	4,936	3,761
SARs	4,632	3,648

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2024.

The Company granted the following awards in the first six months of 2024:

Shares
Stock options	3,356
Performance shares (at target) and RSUs	105,826
SARs	90,201

The unrecognized compensation costs at June 30, 2024, are expected to be recognized over weighted-average periods of 2.0 years for stock options, performance shares and RSUs and SARs.

6.
INVENTORIES

The composition of inventories at June 30, 2024, and December 31, 2023, was as follows:

(In thousands)	June 30, 2024	December 31, 2023
Finished goods	$180,598	$184,828
Raw materials	85,413	80,730
Total inventories	$266,011	$265,558

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$4,468	$4,458	$8,961	$8,807
Short-term lease cost	3,249	2,739	5,936	5,518
Variable lease cost	422	603	865	1,160
Total lease cost	$8,139	$7,800	$15,762	$15,485
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,477	$4,497	$8,965	$8,829
Right-of-use assets obtained in exchange for new operating lease liabilities	559	875	1,548	7,420

The following table outlines the maturities of lease liabilities as of June 30, 2024.

(In thousands)
Undiscounted Cash Flows:
2024 (excluding the six months ended June 30, 2024)	$8,693
2025	13,664
2026	10,406
2027	7,838
2028	6,796
Subsequent to 2028	35,254
Total Undiscounted Cash Flows	$82,651
Less: Imputed interest	(12,406)
Present value	$70,245
Current operating lease liabilities (1)	13,580
Non-current operating lease liabilities	56,665
Total lease liabilities	$70,245
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.9%

As of June 30, 2024, the Company had an office equipment lease, valued at approximately $888,000, that had not commenced. The lease will commence during the third quarter of 2024 with a lease term of five years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2024, the Company estimated a range of possible environmental losses and legal losses of $20,816,000 to $48,104,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $20,816,000 at June 30, 2024, and $20,646,000 at December 31, 2023. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $1,982,000 and $8,882,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2024:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,841,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2024. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$1,652	$1,731	$3,303	$3,462
Expected return on plan assets	(2,124)	(2,133)	(4,240)	(4,266)
Amortization of net actuarial loss	(3)	(6)	(6)	(12)
Net periodic benefit cost	$(475)	$(408)	$(943)	$(816)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$160	$169	$321	$333
Expected return on plan assets	(182)	(175)	(365)	(345)
Amortization of net actuarial loss	80	84	160	165
Net periodic benefit cost	$58	$78	$116	$153

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $238,000 is expected to be paid to the unfunded non-qualified plans in 2024. Of such amount, $181,000 had been paid to the non-qualified plans as of June 30, 2024.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2024.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the six months ended June 30, 2024 and 2023, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2023 and 2024, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retirement savings contributions	$2,295	$2,170	$4,420	$4,218
Profit sharing contributions	684	163	1,532	870
Total defined contribution plan expenses	$2,979	$2,333	$5,952	$5,088

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At June 30, 2024, the balance of the trust assets was $455,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$9,521	$12,684	$23,414	$28,826
Weighted-average number of common shares outstanding	22,827	22,768	22,825	22,763
Basic earnings per share	$0.42	$0.56	$1.03	$1.27

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$9,521	$12,684	$23,414	$28,826
Weighted-average number of shares outstanding	22,827	22,768	22,825	22,763
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	34	71	41	85
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	8	3	6	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	45	73	49	90
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	22	30	21	30
Weighted-average shares applicable to diluted earnings	22,936	22,945	22,942	22,970
Diluted earnings per share	$0.42	$0.55	$1.02	$1.25

(1)
899,151 and 849,588 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2024, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 644,962 and 524,337 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2023, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2023	$(138,412)	$(19,021)	$6,885	$(150,548)
Other comprehensive income before reclassifications	16,497	—	1,623	18,120
Amounts reclassified from AOCI	—	60	(2)	58
Net current-period other comprehensive income	16,497	60	1,621	18,178
Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)

Balance at March 31, 2024	$(122,963)	$(20,350)	$7,047	$(136,266)
Other comprehensive income before reclassifications	(25,411)	—	(278)	(25,689)
Amounts reclassified from AOCI	—	57	(2)	55
Net current-period other comprehensive income	(25,411)	57	(280)	(25,634)
Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)

Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	34,920	—	109	35,029
Amounts reclassified from AOCI	—	118	(5)	113
Net current-period other comprehensive income	34,920	118	104	35,142
Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)

Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income before reclassifications	(31,962)	—	553	(31,409)
Amounts reclassified from AOCI	—	115	(4)	111
Net current-period other comprehensive income	(31,962)	115	549	(31,298)
Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2024 and 2023, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2024	2023	2024	2023
Amortization of defined benefit pension actuarial losses	$(77)	$(78)	$(154)	$(153)	(2)
	20	18	39	35	Tax benefit
	$(57)	$(60)	$(115)	$(118)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	4	5	Cost of sales
	2	2	4	5	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$4	$5	Net of tax
Total reclassifications for the period	$(55)	$(58)	$(111)	$(113)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2024 and 2023, were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Net Sales
Surfactants	$379,795	$391,686	$770,615	$859,514
Polymers	159,757	164,515	305,265	325,642
Specialty Products	16,853	23,774	31,943	46,255
Total	$556,405	$579,975	$1,107,823	$1,231,411

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2024 and 2023, are summarized below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Operating Income
Surfactants	$17,062	$15,140	$43,142	$42,196
Polymers	13,597	16,321	21,979	26,325
Specialty Products	7,319	3,773	11,587	6,302
Segment operating income	37,978	35,234	76,708	74,823
Business restructuring expense	—	(42)	—	(199)
Unallocated corporate expenses (1)	(19,311)	(17,383)	(37,872)	(35,758)
Total operating income	18,667	17,809	38,836	38,866
Other Income (Expense)
Interest, net	(2,661)	(3,865)	(5,732)	(6,687)
Other, net	1,200	2,370	3,562	4,038
Income before provision for income taxes	$17,206	$16,314	$36,666	$36,217
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance. Unallocated corporate expenses for the three and six months periods ended June 30, 2024 also include a $3,500,000 pre-tax charge related to a criminal social engineering scheme that impacted one of the Company's Asia subsidiaries. See Note 17, Other Matter, below for detailed information about the charge.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2024, the Company had $481,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $688,000 of revenue in the first six months of 2024 from pre-existing contract liabilities at December 31, 2023.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At June 30, 2024, $5,539,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $2,954,000 of revenue has been recognized from the beginning of the contract term through June 30, 2024.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2024 and 2023. The Company’s business disaggregation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended June 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$220,520	$79,828	$15,395	$315,743
Europe	63,460	67,401	1,322	132,183
Latin America	83,569	326	136	84,031
Asia	12,246	12,202	—	24,448
Total	$379,795	$159,757	$16,853	$556,405

(In thousands)	For the Three Months Ended June 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$231,477	$88,149	$20,498	$340,124
Europe	68,742	65,896	3,174	137,812
Latin America	78,217	273	102	78,592
Asia	13,250	10,197	—	23,447
Total	$391,686	$164,515	$23,774	$579,975

(In thousands)	For the Six Months Ended June 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$450,110	$149,637	$28,641	$628,388
Europe	134,238	131,278	3,157	268,673
Latin America	161,437	743	145	162,325
Asia	24,830	23,607	—	48,437
Total	$770,615	$305,265	$31,943	$1,107,823

(In thousands)	For the Six Months Ended June 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$508,617	$169,318	$38,097	$716,032
Europe	159,861	134,953	8,046	302,860
Latin America	159,315	1,058	112	160,485
Asia	31,721	20,313	—	52,034
Total	$859,514	$325,642	$46,255	$1,231,411

14.
DEBT

At June 30, 2024 and December 31, 2023, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2024	December 31, 2023
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $145 and $191 for 2024 and 2023, respectively)	2024-2027	$56,999	$56,952
3.86% (net of unamortized debt issuance cost of $59 and $105 for 2024 and 2023, respectively)	2024-2025	14,226	28,466
2.30% (net of unamortized debt issuance cost of $110 and $142 for 2024 and 2023, respectively)	2024-2028	39,890	49,858
2.37% (net of unamortized debt issuance cost of $116 and $148 for 2024 and 2023, respectively)	2024-2028	49,884	49,852
2.73% (net of unamortized debt issuance cost of $123 and $175 for 2024 and 2023, respectively)	2025-2031	99,877	99,825
2.83% (net of unamortized debt issuance cost of $97 and $134 for 2024 and 2023, respectively)	2026-2032	74,903	74,866
Revolving credit facility and term loan borrowing	2024	313,280	283,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2024	7,999	11,327
Total debt		$657,058	$654,146
Less current maturities		282,350	252,898
Long-term debt		$374,708	$401,248

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $335,779,000 as of June 30, 2024. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2024 to 2032.

The Company's credit agreement (the "Credit Agreement") with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of June 30, 2024, the Company had outstanding letters of credit totaling $11,747,000 and $313,280,000 of outstanding borrowings under the Credit Agreement, inclusive of a $92,500,000 delayed draw term loan ($7,500,000 of the term loan principal has been permanently repaid as scheduled). There was $117,473,000 available under the Credit Agreement as of June 30, 2024. As of June 30, 2024, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $241,925,000 and $234,399,000 at June 30, 2024, and December 31, 2023, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange gains (losses)	$(27)	$406	$(402)	$82
Investment income	131	71	191	214
Realized and unrealized gains on investments	679	1,563	2,946	3,079
Net periodic benefit cost	417	330	827	663
Other, net	$1,200	$2,370	$3,562	$4,038

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $9,003,000 and $24,101,000 that were unpaid at June 30, 2024 and 2023, respectively. Noncash financing activities included the issuance of 113,184 shares of the Company’s common stock (valued at $10,132,000) and 97,590 shares of the Company’s common stock (valued at $10,463,000) under the Company’s equity incentive compensation plan during the period ended June 30, 2024 and 2023, respectively.

17.
OTHER MATTER

On July 18, 2024, the Company determined that one of its subsidiaries in Asia had been the victim of a criminal social engineering scheme which resulted in fraudulently induced outbound payments. The Company immediately launched an investigation, led by outside counsel, to determine the full extent of the fraud scheme and related potential exposure. The investigation is ongoing. The Company initiated contact with its banks and law enforcement authorities in an effort to, among other things, recover the transferred funds. To date, the Company has not found any evidence of additional fraudulent activity and believes it was an isolated and contained event. This incident did not result in any unauthorized access to the Company's information systems or any confidential customer information or other data that the Company maintains. The Company recognized a $3,500,000 pre-tax charge for the quarter ended June 30, 2024. This charge was recorded on the Administrative Expenses line on the Condensed Consolidated Statements of Income for the three and six months periods ended June 30, 2024. This charge was not allocated to any of the Company's three reportable segments. While the investigation is ongoing, the Company expects to record a charge in a similar amount in the third quarter of 2024 as a result of this event. While this matter will result in some additional near-term expenses, the Company does not expect this incident to otherwise have a material impact on its business, financial position, results of operations and cash flow.

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

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740) Improvement to Income Tax Disclosures. This update requires that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require the disclosure on an annual basis of the amount of income taxes paid (net of refund received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid (net of refunds received). This update requires all entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The implementation of ASU No. 2023-09 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s annual income tax disclosures.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 69 percent of consolidated net sales for the first six months of 2024, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first six months of 2024, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first six months of 2024, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended June 30,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(0.4)	$(0.7)	$0.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.7	1.5	(0.8)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$0.4	$0.9	$(0.5)

	Income (Expense)
	For the Six Months Ended June 30,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(2.2)	$(2.3)	$0.1	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.9	3.1	(0.2)
Investment Income (Other, net)	0.2	0.2	—
Pretax Income Effect	$0.9	$1.0	$(0.1)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
(In millions)	2024	2023	Increase (Decrease)	Increase (Decrease) Due to Foreign Translation
Net Sales	$556.4	$580.0	$(23.6)	$0.8
Gross Profit	69.6	66.4	3.2	(0.2)
Operating Income	18.7	17.8	0.9	—
Pretax Income	17.2	16.3	0.9	(0.1)

	For the Six Months Ended June 30,
(In millions)	2024	2023	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$1,107.8	$1,231.4	$(123.6)	$12.6
Gross Profit	139.8	140.0	(0.2)	1.1
Operating Income	38.8	38.9	(0.1)	0.6
Pretax Income	36.7	36.2	0.5	0.5

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 and 2023

Summary

Net income in the second quarter of 2024 was $9.5 million, or $0.42 per diluted share, versus $12.7 million, or $0.55 per diluted share, in the second quarter of 2023. Adjusted net income was $9.4 million, or $0.41 per diluted share, versus $12.1 million, or $0.53 per diluted share in the second quarter of 2023 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $47.9 million in the second quarter of 2024, up three percent, versus $46.7 million in the second quarter of 2023. Adjusted EBITDA was $47.7 million, up four percent, versus $45.8 million in the second quarter of 2023 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2024 compared to the second quarter of 2023. A detailed discussion of segment operating performance for the second quarter of 2024 compared to the second quarter of 2023 follows the summary.

Consolidated net sales decreased $23.6 million, or four percent, versus the prior year quarter. Lower average selling prices negatively impacted the year-over-year change in net sales by $49.7 million. The decrease in average selling prices was mainly attributable to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within Latin American end-markets. Consolidated sales volume increased four percent, which favorably impacted the change in net sales by $25.3 million. Surfactant and Polymer sales volume increased five and two percent, respectively, while sales volume in the Specialty Products segment declined two percent. Foreign currency translation favorably impacted the year-over-year change in net sales by $0.8 million.

Operating income in the second quarter of 2024 increased $0.9 million, or five percent, versus operating income in the second quarter of 2023. Surfactant and Specialty Products operating income increased $1.9 million and $3.6 million, respectively, versus the second quarter of 2023. Polymer operating income decreased $2.7 million versus the second quarter of 2023. Corporate expenses, including business restructuring, environmental remediation, deferred compensation and a $3.5 million expense recognized as a result of a criminal social engineering scheme impacting one the Company's subsidiaries in Asia, increased $1.9 million, or 11 percent, year-over-year. See Note 17, Other Matter, of the notes to the Company's consolidated financial statements (included in Item 1 of the Form 10-Q) for additional details regarding the criminal social engineering scheme.

Operating expenses (including deferred compensation and business restructuring) increased $2.3 million, or five percent, versus the prior year quarter. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $0.7 million, or six percent, year-over-year.
•
Administrative expenses increased $2.0 million, or nine percent year-over-year, primarily due to a $3.5 million expense recognized as a result of the criminal social engineering scheme impacting one of the Company's subsidiaries in Asia that was partially offset by lower salaries.
•
Research, development and technical service (R&D) expenses were flat between quarters.
•
Deferred compensation was $0.4 million of expense in the second quarter of 2024 versus $0.7 million of expense in the prior year quarter. The $0.3 million decrease in deferred compensation expense was primarily due to a smaller appreciation in the market value of mutual fund investment assets held for the plans during the second quarter of 2024 versus the second quarter of 2023. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the second quarter of 2024 decreased $1.2 million, or 31 percent, versus the second quarter of 2023. This decrease was primarily attributable to higher non-US interest income recognition.

Other, net was $1.2 million of income in the second quarter of 2024 versus $2.4 million of income in the second quarter of 2023. The Company recognized $0.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2024 compared to $1.6 million of investment income in the second quarter of 2023. The Company's net periodic pension income was $0.4 million in the second quarter of 2024 versus $0.3 million of income in the second quarter of 2023. In addition, the Company reported less than $0.1 million of foreign exchange losses in the second quarter of 2024 versus $0.4 million of foreign exchange gains in the second quarter of 2023.

The Company’s effective tax rate was 44.7 percent in the second quarter of 2024 versus 22.3 percent in the second quarter of 2023. The increase was primarily attributable to the Company’s intention to elect “Bonus Depreciation” for its new alkoxylation facility that is being built in Pasadena, Texas and is expected to start up in the fourth quarter of 2024. As a result of this election, the Company is expected to lose its ability to use its global intangible low-taxed income (GILTI) deduction, related GILTI foreign tax credits, and its foreign-derived intangible income (FDII) deduction for 2024, resulting in a higher effective tax rate. In addition, the Company’s current and forecasted geographic mix of income has driven the effective tax rate higher. The Organisation for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15 percent on reported profits (entitled "Pillar Two"). The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

Segment Results

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2024	2023	Decrease	Percent Change
Surfactants	$379,795	$391,686	$(11,891)	-3
Polymers	159,757	164,515	(4,758)	-3
Specialty Products	16,853	23,774	(6,921)	-29
Total Net Sales	$556,405	$579,975	$(23,570)	-4

(Dollars in thousands)	For the Three Months Ended June 30,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$17,062	$15,140	$1,922	13
Polymers	13,597	16,321	(2,724)	-17
Specialty Products	7,319	3,773	3,546	94
Segment Operating Income	$37,978	$35,234	$2,744	8
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$18,916	$16,640	$2,276	14
Deferred Compensation Expense	395	743	(348)	-47
Business Restructuring	—	42	(42)	NM
Total Operating Income	$18,667	$17,809	$858	5

Surfactants

Surfactant net sales for the second quarter of 2024 decreased $11.9 million versus net sales for the second quarter of 2023. Lower average selling prices negatively impacted the change in net sales by $31.8 million. The lower average selling prices were mainly attributable to declining raw material costs, less favorable product mix and increased competitive activity within Latin American end-markets. Sales volume increased five percent year-over-year and positively impacted the change in net sales by $20.8 million. Foreign currency translation had a $0.9 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$220,520	$231,477	$(10,957)	-5
Europe	63,460	68,742	(5,282)	-8
Latin America	83,569	78,217	5,352	7
Asia	12,246	13,250	(1,004)	-8
Total Surfactants Segment	$379,795	$391,686	$(11,891)	-3

Net sales for North American operations decreased $11.0 million, or five percent, year-over-year. Lower average selling prices had a $5.5 million unfavorable impact on the change in net sales and were primarily due to the pass-through of lower raw material costs and less favorable product mix. Sales volume declined two percent and negatively impacted the change in net sales by $5.3 million. The lower sales volume was primarily due to lower demand for products sold into the industrial cleaning and agricultural end markets. In addition, sales volume into the personal care end markets was negatively impacted by operational disruptions, primarily related to a flood event at the Millsdale, Illinois plant site, during the second quarter of 2024. Higher demand for products sold into the laundry and cleaning end markets, the oil field end markets and to our distribution partners, partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.2 million.

Net sales for European operations decreased $5.3 million, or eight percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $14.9 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Foreign currency translation negatively impacted the change in net sales by $0.3 million. Sales volume was up 14 percent year-over-year and positively impacted the change in net sales by $9.9 million. The sales volume improvement was primarily due to higher demand for products sold into the consumer products end markets and to our distribution partners, partially offset by lower demand for products sold into the agricultural end markets.

Net sales for Latin American operations increased $5.4 million, or seven percent, largely due to a 15 percent increase in sales volume that positively impacted the change in net sales by $11.7 million. The sales volume improvement was primarily due to higher demand for products sold into the consumer products and agricultural end markets and to our distribution partners. Lower average selling prices negatively impacted the change in net sales by $6.3 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and increased competitive pressures from imports.

Net sales for Asian operations decreased $1.0 million, or eight percent, versus the prior year quarter. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.6 million and $0.5 million, respectively. An eight percent increase in sales volume positively impacted the change in net sales by $1.1 million. The sales volume improvement was mainly due to higher demand for products sold to our distribution partners and into the agricultural end markets.

Surfactant operating income for the second quarter of 2024 increased $1.9 million, or 13 percent, versus operating income for the second quarter of 2023. Gross profit increased $2.3 million, or six percent, and operating expenses increased $0.4 million, or two percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$20,378	$24,241	$(3,863)	-16
Europe	6,480	5,066	1,414	28
Latin America	11,145	7,222	3,923	54
Asia	2,884	2,015	869	43
Surfactants Segment Gross Profit	$40,887	$38,544	$2,343	6
Operating Expenses	23,825	23,404	421	2
Surfactants Segment Operating Income	$17,062	$15,140	$1,922	13

Gross profit for North American operations decreased $3.9 million, or 16 percent, versus the prior year primarily due to lower average unit margins and a two percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $3.3 million and $0.6 million, respectively. The lower average unit margins were primarily attributable to less favorable product mix, higher pre-operating expenses associated with the alkoxylation production facility that is being built in Pasadena, Texas and higher expenses incurred at the Company's Millsdale, Illinois plant site due to operational issues, primarily related to a flood event, during the second quarter of 2024.

Gross profit for European operations increased $1.4 million, or 28 percent, due to higher average unit margins and a 14 percent increase in sales volume. These factors positively affected the change in net sales by $0.7 million each.

Gross profit for Latin American operations increased $3.9 million, or 54 percent, primarily due to improved average margins and a 15 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $3.0 million and $1.1 million, respectively. The higher average unit margins were primarily due to a more favorable product mix. Foreign currency translation negatively impacted the change in gross profit by $0.2 million.

Gross profit for Asia operations increased $0.9 million, or 43 percent, year-over-year primarily due to higher average unit margins and an eight percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $0.7 million and $0.2 million, respectively. The higher average unit margins reflect a more favorable product mix and lower overhead costs due to the timing of production runs.

Operating expenses for the Surfactants segment increased $0.4 million, or two percent, in the second quarter of 2024 versus the second quarter of 2023.

Polymers

Polymer net sales for the second quarter of 2024 decreased $4.8 million, or three percent, versus net sales for the same period of 2023. Lower average selling prices negatively impacted the change in net sales by $9.6 million. A two percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $3.1 million and $1.7 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$79,828	$88,149	$(8,321)	-9
Europe	67,401	65,896	1,505	2
Asia and Other	12,528	10,470	2,058	20
Total Polymers Segment	$159,757	$164,515	$(4,758)	-3

Net sales for North American operations decreased $8.3 million, or nine percent, due to lower average selling prices and a four percent decrease in sales volume. These items negatively impacted the year-over-year change in net sales by $4.9 million and $3.4 million, respectively. The lower average selling prices primarily reflect the pass-through of lower raw material costs. The decline in sales volume is mostly attributable to a 50 percent decrease within the commodity phthalic anhydride business due to operational issues at the Millsdale, Illinois plant site during the second quarter of 2024. Sales volume of specialty polyols increased 25 percent year-over year while sales volume of polyols used in rigid foam applications declined one percent.

Net sales for European operations increased $1.5 million, or two percent, versus the second quarter of 2023. This increase was primarily due to the favorable impact of foreign currency translation and a three percent increase in sales volume. These items positively impacted the year-over-year change in net sales by $2.1 million and $2.0 million, respectively. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect. Lower average selling prices negatively impacted the year-over-year change in net sales by $2.6 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity.

Net sales for Asia and Other operations increased $2.1 million, or 20 percent, primarily due to a 28 percent increase in sales volume which positively impacted the year-over-year change in net sales by $2.9 million. The higher sales volume was largely driven by the non-recurrence of COVID lock downs and restrictions that were partially in place during the second quarter of 2023 and higher specialty polyols demand resulting from the Company's product diversification efforts. The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the year-over-year change in net sales by $0.4 million each.

Polymer operating income in the second quarter of 2024 decreased $2.7 million, or 17 percent, versus operating income in the second quarter of 2023. Gross profit decreased $2.2 million, or 10 percent and operating expenses increased $0.5 million or eight percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$11,285	$12,417	$(1,132)	-9
Europe	7,556	9,899	(2,343)	-24
Asia and Other	1,805	551	1,254	NM
Polymers Segment Gross Profit	$20,646	$22,867	$(2,221)	-10
Operating Expenses	7,049	6,546	503	8
Polymers Segment Operating Income	$13,597	$16,321	$(2,724)	-17

Gross profit for North American operations decreased $1.1 million, or nine percent, due to lower average unit margins and a four percent decline in sales volume. These items negatively impacted the change in gross profit by $0.6 million and $0.5 million, respectively. The lower average unit margins were primarily due to a non-cash phthalic anhydride related catalyst write-off ($2.1 million) and higher expenses incurred at the Company's Millsdale, Illinois plant site due to operational issues in the second quarter of 2024.

Gross profit for European operations decreased $2.3 million, or 24 percent, versus the second quarter of 2023. This decrease was primarily due to lower average unit margins that negatively impacted the change in gross profit by $2.7 million. A three percent increase in sales volume and the favorable effect of foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million and $0.1 million, respectively.

Gross profit for Asia and Other operations increased $1.3 million primarily due to higher average unit margins and a 28 percent increase in sales volume. These items positively impacted the change in gross profit by $1.2 million and $0.2 million, respectively. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Polymer segment increased $0.5 million, or eight percent, in the second quarter of 2024 compared to the second quarter of 2023.

Specialty Products

Specialty Products net sales for the second quarter of 2024 decreased $6.9 million, or 29 percent, versus net sales for the second quarter of 2023. The decrease was due to lower average selling prices and a two percent decrease in sales volume. Gross profit and operating income increased by $3.4 million and $3.5 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to higher average unit margins within the medium chain triglycerides (MCT) product line. The higher unit margins reflect the non-recurrence of high-cost inventory carryover experienced in the prior year.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $1.9 million, or 11 percent, year-over-year. Corporate expenses were $19.3 million in the second quarter of 2024 versus $17.4 million in the second quarter of 2023. This increase was primarily due to a $3.5 million expense related to a criminal social engineering scheme that impacted the Company's subsidiary in Asia, that was partially offset by lower deferred compensation expense and productivity measures implemented in late 2023. See Note 17, Other Matter, of the notes to the Company's consolidated financial statements for additional details regarding the criminal social engineering scheme.

The $0.3 million decrease in deferred compensation expense was primarily due to a smaller increase in the market value of mutual fund investment assets held for the plans in the second quarter of 2024 versus the second quarter of 2023. This decrease was partially offset by a $6.08 per share decrease in the market price of the Company's common stock in the second quarter of 2024 compared to a $7.47 per share decrease in the second quarter of 2023. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended June 30, 2024 and 2023:

	2024		2023
	June 30	March 31	June 30	March 31
Company Common Stock Price	$83.96	$90.04	$95.56	$103.03

Six Months Ended June 30, 2024 and 2023

Summary

Net income in the first half of 2024 was $23.4 million, or $1.02 per diluted share, versus $28.8 million, or $1.25 per diluted share, in the first half of 2023. Adjusted net income was $24.1 million, or $1.05 per diluted share, versus $28.5 million, or $1.24 per diluted share in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $98.0 million in for the first half of 2024 versus $94.9 million in the first half of 2023. Adjusted EBITDA was $98.9 million, up five percent, versus $94.5 million in the first half of 2023 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and adjusted EBITDA). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in the first half of 2024 compared to the first half of 2023. A detailed discussion of segment operating performance for the first half of 2024 compared to the first half of 2023 follows the summary.

Consolidated net sales decreased $123.6 million, or 10 percent, year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $166.1 million. The decrease in average selling prices was mainly due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity primarily within the European and Latin American end markets. Consolidated sales volume increased two percent and favorably impacted the year-over-year change in net sales by $29.9 million. Sales volume in the Surfactant, Polymer and Specialty Products segments increased three percent, two percent and four percent, respectively. Foreign currency translation favorably impacted the year-over-year change in net sales by $12.6 million mainly due to a weaker U.S. dollar against the British pound, Mexican peso, Colombian peso and Polish zloty.

Operating income for the first half of 2024 was flat versus operating income for the first half of 2023. Surfactant and Specialty Products operating income increased $0.9 million and $5.3 million, respectively, versus the first half of 2023. Polymer operating income decreased $4.3 million year-over-year. Corporate expenses, including business restructuring, environmental remediation, deferred compensation and a $3.5 million expense recognized for a criminal social engineering scheme at one of the Company's subsidiaries in

Asia, increased $1.9 million, or five percent, year-over-year. See Note 17, Other Matter, of the notes to the Company's consolidated financial statements (included in Item 1 of the Form 10-Q) for additional details regarding the criminal social engineering scheme. Foreign currency translation had a $0.6 million favorable impact on operating income in the first half of 2024 versus the first half of 2023.

Operating expenses (including deferred compensation and business restructuring expenses) were flat between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $1.0 million, or four percent, year-over-year primarily due to lower salaries.
•
Administrative expenses increased $2.0 million, or four percent, year-over-year. The increase was primarily driven by a $3.5 million expense recognized for a criminal social engineering scheme impacting one of the Company's subsidiaries in Asia and higher environmental reserve expenses. The higher environmental expense reflects a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. Lower salaries, resulting from productivity measures implemented in late 2023, partially offset the above.
•
R&D expenses decreased $0.9 million, or three percent, year-over-year primarily due to lower salaries.
•
Deferred compensation expenses were flat year-over-year. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first half of 2024 decreased $1.0 million, or 14 percent, versus the first half of 2023. This decrease was primarily attributable to higher non-U.S. interest income recognition and higher capitalized interest income, partially offset by higher U.S. interest expense.

Other, net was $3.6 million of income for the first half of 2024 compared to $4.0 million of income for the first half of 2023. The Company recognized $3.1 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2024 compared to $3.3 million of investment income in the first half of 2023. In addition, the Company reported foreign exchange losses of $0.4 million in the first half of 2024 versus $0.1 million of foreign exchange gains in the first half of 2023. The Company also reported $0.2 million of higher net periodic pension income in the first half of 2024 versus the first half of 2023.

The Company’s effective tax rate was 36.1 percent in the first half of 2024 versus 20.4 percent in the first half of 2023. The increase was primarily attributable to the Company’s intention to elect “Bonus Depreciation” for its new alkoxylation facility that is being built in Pasadena, Texas and expected to start up in the fourth quarter of 2024. As a result of this election, the Company is expected to lose its ability to use its global intangible low-taxed income (GILTI) deduction, related GILTI foreign tax credits, and its income deduction (FDII) for 2024, resulting in a higher effective tax rate. In addition, the Company’s current and forecasted geographic mix of income has driven the effective tax rate higher. The Organisation for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15 percent on reported profits (entitled "Pillar Two"). The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

(In thousands)	For the Six Months Ended June 30,
Net Sales	2024	2023	(Decrease)	Percent Change
Surfactants	$770,615	$859,514	$(88,899)	-10
Polymers	305,265	325,642	(20,377)	-6
Specialty Products	31,943	46,255	(14,312)	-31
Total Net Sales	$1,107,823	$1,231,411	$(123,588)	-10

(In thousands)	For the Six Months Ended June 30,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$43,142	$42,196	$946	2
Polymers	21,979	26,325	(4,346)	-17
Specialty Products	11,587	6,302	5,285	84
Segment Operating Income	$76,708	$74,823	$1,885	3
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$35,699	$33,513	$2,186	7
Deferred Compensation Expense	2,173	2,245	(72)	3
Business Restructuring	—	199	(199)	NM
Total Operating Income	$38,836	$38,866	$(30)	0

Segment Results

Surfactants

Surfactants net sales for the first half of 2024 decreased $88.9 million, or 10 percent, versus net sales for the first half of 2023. Lower average selling prices negatively impacted the change in net sales by $118.7 million. The lower average selling prices were mainly due to declining raw material costs, less favorable product mix and increased competitive activity within the European and Latin American end-markets. Sales volume increased three percent and positively impacted the change in net sales by $23.0 million. Foreign currency translation had a $6.8 million favorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$450,110	$508,617	$(58,507)	-12
Europe	134,238	159,861	(25,623)	-16
Latin America	161,437	159,315	2,122	1
Asia	24,830	31,721	(6,891)	-22
Total Surfactants Segment	$770,615	$859,514	$(88,899)	-10

Net sales for North American operations decreased $58.5 million, or 12 percent, year-over-year. Lower average selling prices had a $38.4 million unfavorable impact on the change in net sales and were primarily attributable to the pass-through of lower raw material costs and less favorable product mix. Sales volume declined four percent and negatively impacted the change in net sales by $19.9 million. The decrease in sales volume primarily reflects lower demand for products sold into the agricultural end markets due to customer and channel inventory destocking. In addition, sales volume into the personal care end markets was negatively impacted by operational issues, partially related to a flood event at the Millsdale, Illinois plant site, during the first half of 2024. Higher demand for products sold into the oil field, construction and industrial solutions, and to our distribution partners partially offset the aforementioned decline. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.2 million.

Net sales for European operations decreased $25.6 million, or 16 percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $37.9 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Sales volume was up 7 percent and positively impacted the change in net sales by $11.1 million. The higher sales volume was primarily due to higher demand for products sold into the consumer products end markets and to our distribution partners. Foreign currency translation positively impacted the change in net sales by $1.2 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $2.1 million, or one percent, primarily due to a 16 percent increase in sales volume and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $25.0 million and $6.4 million, respectively. The higher sales volume was primarily due to higher demand for products sold into the consumer products end markets and to our distribution partners. A weaker U.S. dollar relative to the Mexican and Colombian pesos led to the favorable foreign currency translation effect. Lower average selling prices negatively impacted the change in net sales by $29.3 million and primarily reflect less favorable product mix, lower raw material costs and increased competitive activity within certain end-use markets.

Net sales for Asian operations decreased $6.9 million, or 22 percent, year-over-year. Lower average selling prices, a five percent decline in sales volume, and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $4.5 million, $1.7 million and $0.7 million, respectively. The decline in average selling prices primarily reflects the pass-through of lower raw material costs and the decline in volume primarily reflects less demand for products sold into the commodity laundry and cleaning end markets.

Surfactant operating income for the first half of 2024 increased $0.9 million, or two percent, versus operating income for the first half of 2023. Gross profit decreased $0.1 million, and operating expenses decreased $1.0 million, or two percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$51,746	$59,454	$(7,708)	-13
Europe	14,802	15,286	(484)	-3
Latin America	19,911	14,394	5,517	38
Asia	4,870	2,298	2,572	NM
Surfactants Segment Gross Profit	$91,329	$91,432	$(103)	0
Operating Expenses	48,187	49,236	(1,049)	-2
Surfactants Segment Operating Income	$43,142	$42,196	$946	2

Gross profit for North American operations decreased $7.7 million, or 13 percent, versus the prior year primarily due to lower average unit margins and a four percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $5.4 million and $2.3 million, respectively. The lower average unit margins were mostly attributable to less favorable product mix, higher pre-operating expenses associated with the alkoxylation production facility that is being built in Pasadena, Texas and higher expenses incurred at the Company's Millsdale, Illinois plant site due to operational issues, partially related to a flood event, during the first half of 2024.

Gross profit for European operations decreased $0.5 million, or three percent, primarily due to lower average unit margins that negatively impacted the change in gross profit by $1.6 million. Sales volume growth of seven percent and the favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.0 million and $0.1 million, respectively.

Gross profit for Latin American operations increased $5.5 million, or 38 percent, due to improved average unit margins, sales volume growth of 16 percent and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $2.7 million, $2.3 million and $0.5 million, respectively. The higher average unit margins were primarily due to a more favorable product mix.

Gross profit for Asian operations increased $2.6 million, primarily due to higher average unit margins that positively impacted the year-over-year change in gross profit by $2.7 million. The higher average unit margins were primarily due to lower overhead costs due to the timing of production runs. The five percent decline in sales volume negatively impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $1.0 million, or two percent, year-over-year. This decrease was mainly attributable to lower salaries and bad debt provision expenses.

Polymers

Polymer net sales for the first half of 2024 decreased $20.4 million, or six percent, versus net sales for the same period of 2023. Lower average selling prices negatively impacted the change in net sales by $31.7 million. A two percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $5.4 million and $5.9 million, respectively. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$149,637	$169,318	$(19,681)	-12
Europe	131,278	134,953	(3,675)	-3
Asia and Other	24,350	21,371	2,979	14
Total Polymers Segment	$305,265	$325,642	$(20,377)	-6

Net sales for North American operations decreased $19.7 million, or 12 percent, due to lower average selling prices and a four percent decrease in sales volume. These items negatively impacted the year-over-year change in net sales by $12.5 million and $7.2 million, respectively. The lower average selling prices primarily reflect the pass-through of lower raw material costs. Sales volume of polyols used in rigid foam applications and specialty polyols increased one percent and nine percent, respectively year-over-year. These increases were more than offset by a 47 percent decrease within the commodity phthalic anhydride business due to operational issues at the Millsdale, Illinois plant during the first half of 2024.

Net sales for European operations decreased $3.7 million, or three percent, year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $15.3 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation and a four percent increase in sales volume positively impacted the change in net sales by $6.8 million and $4.8 million, respectively. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations increased $3.0 million, or 14 percent, primarily due to a 22 percent increase in sales volume which positively impacted the year-over-year change in net sales by $4.6 million. The higher sales volume was driven by the non-recurrence of COVID lock downs and restrictions that were in place in China during the first half of 2023 and higher demand for specialty polyols resulting from the Company's product diversification efforts. The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the year-over-year change in net sales by $1.0 and $0.6 million, respectively.

Polymer operating income for the first half of 2024 decreased $4.3 million, or 17 percent, versus operating income for the first half of 2023. Gross profit decreased $4.5 million, or 11 percent, and operating expenses decreased $0.1 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$15,928	$18,561	$(2,633)	-14
Europe	16,578	20,211	(3,633)	-18
Asia and Other	3,216	1,418	1,798	127
Polymers Segment Gross Profit	$35,722	$40,190	$(4,468)	-11
Operating Expenses	13,743	13,865	(122)	-1
Polymers Segment Operating Income	$21,979	$26,325	$(4,346)	-17

Gross profit for North American operations decreased $2.6 million, or 14 percent, due to lower average unit margins and a four percent decline in sales volume. These items negatively impacted the change in gross profit by $1.8 million and $0.8 million, respectively. The lower average unit margins largely reflect a non-cash phthalic anhydride related catalyst write-off ($2.1 million) and higher expenses incurred at the Company's Millsdale, Illinois plant due to operational issues during the first half of 2024.

Gross profit for European operations decreased $3.6 million, or 18 percent, versus the first half of 2023. This decrease was primarily due to lower average unit margins that negatively impacted the change in gross profit by $4.9 million. A four percent increase in sales volume and the favorable effect of foreign currency translation positively impacted the year-over-year change in gross profit by $0.7 million and $0.6 million, respectively.

Gross profit for Asia and Other operations increased $1.8 million, primarily due to higher average unit margins and a 22 percent increase in sales volume. These items positively impacted the change in gross profit by $1.6 million and $0.3 million, respectively. Foreign currency translation had a $0.1 million unfavorable impact on the change in gross profit year-over-year.

Operating expenses for the Polymers segment decreased $0.1 million, or one percent, year-over-year.

Specialty Products

Specialty Products net sales for the first half of 2024 decreased $14.3 million, or 31 percent, versus net sales for the first half of 2023. This decrease was primarily due to lower average selling prices that were partially offset by a four percent increase in sales volume. Gross profit and operating income increased $5.0 million and $5.3 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to higher unit margins within the medium chain triglycerides (MCT) product line The higher average unit margins reflect the non-recurrence of high-cost inventory carryover experienced in the prior year.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, and other operating expenses that are not allocated to the reportable segments, increased $1.9 million, or five percent, between years. The year-over-year increase was primarily attributable to $3.5 million of expenses associated with a criminal social engineering scheme impacting one of the Company's subsidiaries in Asia. See Note 17, Other Matter, of the notes to the Company's consolidated financial statements for additional details regarding the criminal social engineering scheme. Higher environmental reserve expenses also contributed to the year-over-year increase. Environmental reserve expenses were $1.8 million in the first half of 2024 versus $0.5 million in the first half of 2023. The higher environmental expenses in 2024 reflect a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. These increases were partially offset by lower salaries, related to productivity measures implemented in late 2023, and lower insurance and legal expenses.

Deferred compensation expense was $2.2 million in the first six months of both 2024 and 2023. A $10.59 per share decrease in the market price of Company common stock in the first half of 2024 is comparable to a $10.90 per share decrease in the second half of 2023. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the six months ended June 30, 2024 and 2023:

	2024	2023		2022
	June 30	December 31	June 30	December 31
Company Common Stock Price	$83.96	$94.55	$95.56	$106.46

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2024, operating activities were a cash source of $71.1 million versus a cash source of $35.8 million for the comparable period in 2023. For the first six months of 2024, investing cash outflows totaled $54.0 million versus cash outflows of $158.2 million in the prior year period. Financing activities were a cash use of $16.0 million versus a cash source of $78.0 million in the prior year period.

Cash and cash equivalents decreased $5.1 million compared to December 31, 2023, inclusive of a $6.1 million unfavorable foreign exchange rate impact. On June 30, 2024, the Company's cash and cash equivalents totaled $124.7 million including $11.3 million in money market funds, which were rated AAAm by Standard and Poor’s and Aaa-mf by Moody’s. Cash in U.S. demand deposit accounts totaled $2.2 million, and cash and cash equivalents of the Company’s non-U.S. subsidiaries totaled $122.5 million (including UK money market funds of $11.3 million) as of June 30, 2024.

Operating Activities

Net income during the first six months of 2024 decreased $5.4 million versus the comparable period in 2023. Working capital was a cash use of $15.5 million during the first six months of 2024 versus a cash use of $33.2 million in the comparable period in 2023.

Accounts receivable was a cash use of $27.3 million during the first six months of 2024 compared to a cash source of $22.8 million for the comparable period in 2023. Inventories were a cash use of $9.7 million in 2024 versus a cash source of $70.1 million in 2023. Accounts payable and accrued liabilities were a cash source of $26.6 million in 2024 compared to a cash use of $116.5 million for the same period in 2023.

Working capital requirements were lower in the first six months of 2024 compared to 2023 primarily due to the changes noted above. The change in inventories working capital primarily reflects the extensive efforts to reduce inventory levels in 2023 (source of cash) versus targeted 2024 inventory builds in advance of the hurricane season and planned plant maintenance turnarounds during the second half of the 2024 (use of cash). The change in accounts payable and accrued liabilities was due in large part to lower 2024 cash outlays required to meet lower incentive-based compensation, tax and other year-end obligations closely linked to lower 2023 earnings. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2024.

Investing Activities

Cash used for investing activities decreased $104.2 million year-over-year. Cash used for capital expenditures was $59.9 million in the first six months of 2024 versus $159.9 million in the same period of 2023. The lower capital spending in 2024 was largely attributable to reduced spending required to complete construction of the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2024, the Company estimates that total capital expenditures will be in the range of $120.0 million to $140.0 million. This full year projected spending includes completion of the new alkoxylation plant that is being built in Pasadena, Texas, along with growth initiatives, infrastructure and optimization initiatives.

Financing Activities

Cash flow from financing activities was a use of $16.0 million in 2024 versus a source of $78.0 million in 2023. The year-over-year change was primarily due to a lower level of borrowings against the Company's revolving credit facility.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the six months ended June 30, 2024. At June 30, 2024, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $654.1 million on December 31, 2023 to $657.1 million on June 30, 2024, primarily due to domestic borrowings from the Company’s revolving credit facility partially offset by scheduled debt repayments. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $8.1 million, from $524.3 million at December 31, 2023 to $532.4 million at June 30, 2024. This change reflects a cash decrease of $5.1 million and a total debt increase of $3.0 million.

As of June 30, 2024, the ratio of net debt to net debt plus shareholders’ equity was 31.0 percent versus 30.0 percent at December 31, 2023 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On June 30, 2024, the Company’s debt included $335.8 million of unsecured notes, with maturities ranging from 2024 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $92.5 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $220.8 million of short term loans borrowed under the Company's revolving credit facility and $8.0 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company's credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. The Company also maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of June 30, 2024, the Company had outstanding borrowings totaling $313.3 million, inclusive of a $92.5 million delayed draw term loan, and letters of credit totaling $11.7 million under the Credit Agreement, with $117.5 million remaining available. As of June 30, 2024, the Company also had an outstanding letter of credit of $8.7 million under the CIC Credit Agreement.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At June 30, 2024, the Company’s foreign subsidiaries had $8.0 million of outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of June 30, 2024.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2024 and 2023, the Company’s expenditures for capital projects related to environmental matters were $3.6 million and $4.4 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $28.6 million and $18.0 million for the six months ended June 30, 2024 and 2023, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $20.8 million to $48.1 million at June 30, 2024 and $20.6 million to $49.4 million at December 31, 2023. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $20.8 million at June 30, 2024 and $20.6 million at December 31, 2023. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $2.0 million for the six months ended June 30, 2024, compared to $8.9 million for the same period in 2023.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based on the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company. See also Note 8, Contingencies, in the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the significant environmental proceedings related to certain sites.

OUTLOOK

Management expects second half EBITDA to improve versus the prior year based on continued volume growth and a significant reduction in second half operational expenses at the Company's Millsdale, Illinois site, which caused the majority of the significant variance in second quarter expenses. The on-going recovery in Rigid Polyols and the expected second half of the year recovery of the Agricultural Chemicals business should drive improved earnings. Free cash flow should continue to improve versus the prior year driven by the completion of the Company's Pasadena investment, the growth in market volumes, and the Company's continued focus on cost reduction. Management believes the Company is positioned to deliver full year Adjusted EBITDA growth and positive free cash flow.

For explanations of non-GAAP measures (EBITDA, Adjusted EBITDA and Free Cash Flow), see NON-GAAP reconciliations discussion below.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2023 Annual Report on Form 10-K.

NON-GAAP RECONCILIATIONS

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s performance and financial condition. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators. Management uses these non-GAAP financial measures to assist in analyzing what management views as the Company’s core operating performance for purposes of business decision making. Management believes that presenting these non-GAAP financial measures provides investors with useful supplemental information because they (i) provide meaningful supplemental information regarding financial performance by excluding items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions and evaluate the Company’s core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating the Company’s financial results. In addition, the Company believes that the presentation of these non-GAAP financial measures, when considered together with the most directly comparable GAAP financial measures and the reconciliations to those GAAP financial measures, provides investors with additional tools to understand the factors and trends affecting the Company’s underlying business than could be obtained absent these disclosures. These measures should be considered in addition to, not as substitutes for or superior to, measures of financial performance prepared in accordance with GAAP and there are limitations to using non-GAAP financial measures. For example, the non-GAAP financial measures presented in this Form 10-Q may differ from similarly titled non-GAAP financial measures presented by other companies and other companies may not define these non-GAAP financial measures the same way as the Company does.

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

	Three Months Ended
(In millions, except per share amounts)	June 30, 2024		June 30, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$9.5	$0.42	$12.7	$0.55

Deferred Compensation Income (including related investment activity)	(0.4)	(0.01)	(0.9)	(0.03)
Business Restructuring Expense	—	—	0.1	—
Cash Settled Stock Appreciation Rights (Income)	—	—	(0.1)	—
Environmental Remediation Expense	0.2	—	0.1	—
Cumulative Tax Effect on Above Adjustment Items	0.1	—	0.2	0.01
Adjusted Net Income	$9.4	$0.41	$12.1	$0.53

	Six Months Ended
(In millions, except per share amounts)	June 30, 2024		June 30, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$23.4	$1.02	$28.8	$1.25

Deferred Compensation (Income)(including related investment activity)	(0.9)	(0.04)	(1.0)	(0.04)
Business Restructuring Expense	—	—	0.2	0.01
Cash Settled Stock Appreciation Rights (Income)	—	—	(0.1)	—
Environmental Remediation Expense	1.8	0.08	0.5	0.02
Cumulative Tax Effect on Above Adjustment Items	(0.2)	(0.01)	0.1	—
Adjusted Net Income	$24.1	$1.05	$28.5	$1.24

Reconciliation of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metrics to evaluate the Company's operating performance. Management excludes the items listed in the table below to arrive at adjusted EBITDA because they are non-operational items.

	Three Months Ended June 30, 2024

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$17.1	$13.6	$7.3	$(19.3)	$18.7
Depreciation and Amortization	17.9	8.2	1.5	0.4	28.0
Other, Net Income	—	—	—	1.2	1.2
EBITDA	$35.0	$21.8	$8.8	$(17.7)	$47.9
Deferred Compensation	—	—	—	(0.4)	(0.4)
Environmental Remediation	—	—	—	0.2	0.2
Adjusted EBITDA	$35.0	$21.8	$8.8	$(17.9)	$47.7

	Three Months Ended June 30, 2023

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$15.1	$16.3	$3.8	$(17.4)	$17.8
Depreciation and Amortization	16.0	8.3	1.4	0.8	26.5
Other, Net Income	—	—	—	2.4	2.4
EBITDA	$31.1	$24.6	$5.2	$(14.2)	$46.7
Deferred Compensation	—	—	—	(0.9)	(0.9)
Cash Settled SARs	(0.1)	—	—	—	(0.1)
Environmental Remediation	—	—	—	0.1	0.1
Adjusted EBITDA	$31.0	$24.6	$5.2	$(15.0)	$45.8

	Six Months Ended June 30, 2024

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$43.1	$22.0	$11.6	$(37.9)	$38.8
Depreciation and Amortization	35.5	16.2	3.0	0.9	55.6
Other, Net Income	—	—	—	3.6	3.6
EBITDA	$78.6	$38.2	$14.6	$(33.4)	$98.0
Deferred Compensation	—	—	—	(0.9)	(0.9)
Cash Settled SARs	—	—	—	—	—
Business Restructuring	—	—	—	—	—
Environmental Remediation	—	—	—	1.8	1.8
Adjusted EBITDA	$78.6	$38.2	$14.6	$(32.5)	$98.9

	Six Months Ended June 30, 2023

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$42.2	$26.3	$6.3	$(35.9)	$38.9
Depreciation and Amortization	31.3	16.6	2.8	1.3	52.0
Other, Net Income	—	—	—	4.0	4.0
EBITDA	$73.5	$42.9	$9.1	$(30.6)	$94.9
Deferred Compensation	—	—	—	(1.0)	(1.0)
Cash Settled SARs	(0.1)	—	—	—	(0.1)
Business Restructuring	—	—	—	0.2	0.2
Environmental Remediation	—	—	—	0.5	0.5
Adjusted EBITDA	$73.4	$42.9	$9.1	$(30.9)	$94.5

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2024	December 31, 2023
Current Maturities of Long-Term Debt as Reported	$282.4	$252.9
Long-Term Debt as Reported	374.7	401.2
Total Debt as Reported	657.1	654.1
Less Cash and Cash Equivalents as Reported	(124.7)	(129.8)
Net Debt	$532.4	$524.3
Equity	$1,192.4	$1,216.5
Net Debt plus Equity	$1,724.8	$1,740.8
Net Debt/Net Debt plus Equity	31%	30%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2023 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the legal proceedings disclosed in the Company’s 2023 Annual Report on Form 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2023 Annual Report on Form 10-K, except for the modification of the risk factor set forth below:

Interruption of, damage to or compromise of the Company’s IT systems, failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The defensive measures and training that we take to limit and manage threats, especially cyber-related and social engineering threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, we determined in July 2024 that one of the Company’s subsidiaries in Asia was the victim of criminal social engineering scheme that resulted in a series of fraudulently-induced outbound payments for which the Company recognized a $3,500,000 pre-tax charge for the quarter ended June 30, 2024. While the investigation is ongoing, the Company expects to record a charge in a similar amount in the third quarter of 2024 as a result of this event. See Note 17, Other Matter, of the notes to the Company’s condensed consolidated financial statements for additional details regarding the criminal social engineering scheme. Fraudulent activities committed against us could have a material adverse effect on our business, financial position, results of operations and cash flows.

The Company continues to develop and enhance controls and security measures designed to protect against the risk of theft, loss or fraudulent or unlawful use of customer, supplier, third party, employee or Company data, or illegal or fraudulent activities committed against the Company and it maintains an ongoing process to re-evaluate the adequacy of its controls and measures. The Company may also be required to expend additional resources to continue to enhance its privacy and security measures and/or to investigate and remediate any vulnerabilities. The Company maintains what it believes to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, supplier, third party, employee or Company data, but any such occurrences could result in costs that may not be covered or may be in excess of any available insurance that the Company may have procured. While the Company has a comprehensive program in place for continuously reviewing, maintaining, testing and upgrading its IT systems and security, there can be no assurance that such efforts will prevent breakdowns of or breaches in Company IT systems or illegal or fraudulent activities committed against the Company that could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2024:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2024	178	(2)	$83.92	—	$125,050,905
May 2024	308	(3)	$86.54	—	$125,050,905
June 2024	1,873	(4)	$86.50	—	$125,050,905

Total	2,359		$86.31	—	$125,050,905

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
(2)
Represents 178 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights.
(3)
Includes 126 and 182 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights and the distribution of restricted stock units, respectively.
(4)
Includes 120, 241 and 1,512 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights, deferred management incentive compensation and deferred performance shares, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 8, 2024

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer