Form 10-Q
period 2024-09-30
STEPAN CO
filed 2024-11-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $1 par value	22,494,728 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$546,842	$562,226	$1,654,665	$1,793,637
Cost of Sales	471,157	490,990	1,439,147	1,582,444
Gross Profit	75,685	71,236	215,518	211,193
Operating Expenses:
Selling	11,394	11,811	34,610	35,987
Administrative	26,254	22,904	73,513	68,132
Research, development and technical services	13,532	14,477	41,881	43,720
Deferred compensation expense (income)	556	(3,101)	2,729	(856)
	51,736	46,091	152,733	146,983
Business restructuring expense (Note 18)	—	5,628	—	5,827
Operating Income	23,949	19,517	62,785	58,383
Other Income (Expense):
Interest, net	(3,621)	(2,987)	(9,353)	(9,674)
Other, net (Note 15)	989	(690)	4,551	3,348
	(2,632)	(3,677)	(4,802)	(6,326)

Income Before Provision for Income Taxes	21,317	15,840	57,983	52,057
Provision for Income Taxes	(2,289)	3,269	10,963	10,660
Net Income	23,606	12,571	47,020	41,397

Net Income Per Common Share (Note 10):
Basic	$1.03	$0.55	$2.06	$1.82
Diluted	$1.03	$0.55	$2.05	$1.80

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,836	22,786	22,829	22,770
Diluted	22,923	22,930	22,936	22,956

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$23,606	$12,571	$47,020	$41,397
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	12,880	(19,578)	(19,082)	15,342
Defined benefit pension adjustments, net of tax (Note 11)	60	61	175	179
Derivative instrument activity, net of tax (Note 11)	(2,762)	562	(2,213)	666
Total Other Comprehensive Income (Loss)	10,178	(18,955)	(21,120)	16,187
Comprehensive Income (Loss)	$33,784	$(6,384)	$25,900	$57,584

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$147,280	$129,823
Receivables, net	434,146	422,050
Inventories (Note 6)	296,704	265,558
Other current assets	40,028	34,452
Total current assets	918,158	851,883
Property, Plant and Equipment:
Cost	2,651,960	2,585,058
Less: Accumulated depreciation	(1,450,014)	(1,378,393)
Property, plant and equipment, net	1,201,946	1,206,665
Goodwill, net	95,893	97,442
Other intangible assets, net	46,377	52,571
Long-term investments (Note 3)	25,121	26,804
Operating lease assets (Note 7)	69,147	70,646
Other non-current assets	57,147	57,343
Total assets	$2,413,789	$2,363,354
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$339,846	$252,898
Accounts payable	257,067	233,031
Accrued liabilities	124,380	121,941
Total current liabilities	721,293	607,870
Deferred income taxes	10,676	10,373
Long-term debt, less current maturities (Note 14)	348,670	401,248
Non-current operating lease liabilities (Note 7)	55,934	58,026
Other non-current liabilities	57,851	69,347
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,148,640 issued shares in 2024 and 27,005,852 issued shares in 2023	27,149	27,006
Additional paid-in capital	252,675	247,032
Accumulated other comprehensive loss (Note 11)	(151,722)	(130,602)
Retained earnings	1,279,197	1,257,466
Less: Common treasury stock, at cost, 4,654,091 shares in 2024 and 4,628,072 shares in 2023	(187,934)	(184,412)
Total equity	1,219,365	1,216,490
Total liabilities and equity	$2,413,789	$2,363,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$47,020	$41,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,676	78,315
Deferred compensation	2,729	(856)
Realized and unrealized gains on long-term investments	(3,740)	(2,598)
Stock-based compensation	4,480	3,677
Deferred income taxes	(363)	12,636
Other non-cash items	1,756	1,132
Changes in assets and liabilities:
Receivables, net	(21,688)	25,838
Inventories	(39,003)	122,714
Other current assets	(5,995)	(10,239)
Accounts payable and accrued liabilities	27,455	(152,096)
Pension liabilities	(1,355)	(1,474)
Environmental and legal liabilities	818	(10,817)
Deferred revenues	(2,023)	(1,730)
Net Cash Provided By Operating Activities	93,767	105,899
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(86,572)	(213,597)
Other, net	5,831	1,669
Net Cash Used In Investing Activities	(80,741)	(211,928)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	83,004	91,003
Other debt repayments (Note 14)	(48,571)	(28,572)
Dividends paid	(25,289)	(24,479)
Stock option exercises	1,023	2,386
Other, net	(3,238)	(3,701)
Net Cash Provided By Financing Activities	6,929	36,637
Effect of Exchange Rate Changes on Cash	(2,498)	1,150
Net Increase (Decrease) in Cash and Cash Equivalents	17,457	(68,242)
Cash and Cash Equivalents at Beginning of Period	129,823	173,750
Cash and Cash Equivalents at End of Period	$147,280	$105,508
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$8,482	$26,526
Cash payments of interest	$21,513	$20,929

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and nine months ended September 30, 2024 and 2023:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

Issuance of 1,037 shares of common stock under incentive compensation plan	57	1	56	—	—	—

Stock-based and deferred compensation	1,524	6	1,674	(156)	—	—

Net income	23,606	—	—	—	—	23,606

Other comprehensive income	10,178	—	—	—	10,178	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,436)	—	—	—	—	(8,436)
Balance, September 30, 2024	$1,219,365	$27,149	$252,675	$(187,934)	$(151,722)	$1,279,197

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 24,161 shares of common stock under incentive compensation plan	1,023	24	999	—	—	—

Stock-based and deferred compensation	1,241	119	4,644	(3,522)	—	—

Net income	47,020	—	—	—	—	47,020

Other comprehensive (loss)	(21,120)	—	—	—	(21,120)	—

Cash dividends paid:
Common stock ($1.125 per share)	(25,289)	—	—	—	—	(25,289)
Balance, September 30, 2024	$1,219,365	$27,149	$252,675	$(187,934)	$(151,722)	$1,279,197

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2023	$1,215,097	$26,978	$242,215	$(184,365)	$(132,370)	$1,262,639

Issuance of 10,730 shares of common stock under incentive compensation plan	470	11	459	—	—	—

Stock-based and deferred compensation	1,750	—	1,757	(7)	—	—

Net income	12,571	—	—	—	—	12,571

Other comprehensive (loss)	(18,955)	—	—	—	(18,955)	—

Cash dividends paid:
Common stock ($0.365 per share)	(8,162)	—	—	—	—	(8,162)
Balance, September 30, 2023	$1,202,771	$26,989	$244,431	$(184,372)	$(151,325)	$1,267,048

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2022	$1,166,065	$26,841	$237,202	$(180,596)	$(167,512)	$1,250,130

Issuance of 43,502 shares of common stock under incentive compensation plan	2,386	44	2,342	—	—	—

Stock-based and deferred compensation	1,215	104	4,887	(3,776)	—	—

Net income	41,397	—	—	—	—	41,397

Other comprehensive income	16,187	—	—	—	16,187	—

Cash dividends paid:
Common stock ($1.095 per share)	(24,479)	—	—	—	—	(24,479)
Balance, September 30, 2023	$1,202,771	$26,989	$244,431	$(184,372)	$(151,325)	$1,267,048

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

At September 30, 2024, and December 31, 2023, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $527,000 and $895,000 as of September 30, 2024 and December 31, 2023, respectively):

(In thousands)	September 30, 2024	December 31, 2023
Fair value	$667,357	$627,695
Carrying value	689,043	655,041

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2024, and December 31, 2023, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,121	$25,121	$—	$—
Derivative assets:
Interest rate contracts	3,977	—	3,977	—
Foreign currency contracts	1,243	—	1,243	—
Total assets at fair value	$30,341	$25,121	$5,220	$—
Derivative liabilities:
Foreign currency contracts	$768	$—	$768	$—

(In thousands)	December 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$26,804	$26,804	$—	$—
Derivative assets:
Interest rate contracts	6,183	—	6,183	—
Foreign currency contracts	1,018	—	1,018	—
Total assets at fair value	$34,005	$26,804	$7,201	$—
Derivative liabilities:
Foreign currency contracts	$928	$—	$928	$—

4.
DERIVATIVE INSTRUMENTS

At September 30, 2024, and December 31, 2023, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $120,814,000 and $106,561,000, respectively. All forward foreign exchange contracts at September 30, 2024, had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At September 30, 2024, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027, maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on September 30, 2024, and December 31, 2023, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and nine months ended September 30, 2024 and 2023, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months ended September 30, 2024 and 2023, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
$1,551	$1,520	$4,480	$3,677

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Stock options	$150	$127
Performance shares and RSUs	4,049	3,761
SARs	3,753	3,648

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2024.

The Company granted the following awards in the first nine months of 2024:

Shares
Stock options	3,356
Performance shares (at target) and RSUs	106,045
SARs	90,201

The unrecognized compensation costs at September 30, 2024, are expected to be recognized over weighted-average periods of 1.9 years for stock options, performance shares and RSUs and 1.8 years for SARs.

6.
INVENTORIES

The composition of inventories at September 30, 2024, and December 31, 2023, was as follows:

(In thousands)	September 30, 2024	December 31, 2023
Finished goods	$204,757	$184,828
Raw materials	91,947	80,730
Total inventories	$296,704	$265,558

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$4,612	$4,448	$13,573	$13,255
Short-term lease cost	2,718	2,697	8,654	8,215
Variable lease cost	447	674	1,312	1,834
Total lease cost	$7,777	$7,819	$23,539	$23,304
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,624	$4,447	$13,589	$13,276
Right-of-use assets obtained in exchange for new operating lease liabilities	2,353	916	3,901	8,336

The following table outlines the maturities of lease liabilities as of September 30, 2024.

(In thousands)
Undiscounted Cash Flows:
2024 (excluding the nine months ended September 30, 2024)	$4,750
2025	15,434
2026	11,299
2027	8,152
2028	7,071
Subsequent to 2028	35,713
Total Undiscounted Cash Flows	$82,419
Less: Imputed interest	(12,173)
Present value	$70,246
Current operating lease liabilities (1)	14,312
Non-current operating lease liabilities	55,934
Total lease liabilities	$70,246
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	8 Years
Weighted-average discount rate-operating leases	4.0%

As of September 30, 2024, the Company had a railcar lease, valued at approximately $370,000, that had not commenced. The lease will commence during the fourth quarter of 2024 with a lease term of five years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2024, the Company estimated a range of possible environmental losses and legal losses of $21,463,000 to $48,894,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $21,463,000 at September 30, 2024, and $20,646,000 at December 31, 2023. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $2,243,000 and $11,384,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2024:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $3,914,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2024. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$1,651	$1,731	$4,954	$5,193
Expected return on plan assets	(2,120)	(2,133)	(6,360)	(6,399)
Amortization of net actuarial (gain)	(3)	(6)	(9)	(18)
Net periodic benefit cost	$(472)	$(408)	$(1,415)	$(1,224)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$165	$171	$486	$504
Expected return on plan assets	(187)	(177)	(552)	(522)
Amortization of net actuarial loss	82	85	242	250
Net periodic benefit cost	$60	$79	$176	$232

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $238,000 is expected to be paid to the unfunded non-qualified plans in 2024. Of such amount, $210,000 had been paid to the non-qualified plans as of September 30, 2024.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2024.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the nine months ended September 30, 2024 and 2023, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2023 and 2024, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retirement savings contributions	$2,106	$2,101	$6,526	$6,319
Profit sharing contributions	691	673	2,223	1,543
Total defined contribution plan expenses	$2,797	$2,774	$8,749	$7,862

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the condensed consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At September 30, 2024, the balance of the trust assets was $479,000, which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$23,606	$12,571	$47,020	$41,397
Weighted-average number of common shares outstanding	22,836	22,786	22,829	22,770
Basic earnings per share	$1.03	$0.55	$2.06	$1.82

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$23,606	$12,571	$47,020	$41,397
Weighted-average number of shares outstanding	22,836	22,786	22,829	22,770
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	25	54	36	75
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	9	3	7	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	28	53	42	78
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	25	34	22	31
Weighted-average shares applicable to diluted earnings	22,923	22,930	22,936	22,956
Diluted earnings per share	$1.03	$0.55	$2.05	$1.80

(1)
883,188 and 860,788 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2024, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 822,271 and 623,648 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2023, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2023	$(121,915)	$(18,961)	$8,506	$(132,370)
Other comprehensive income (loss) before reclassifications	(19,578)	—	564	(19,014)
Amounts reclassified from AOCI	—	61	(2)	59
Net current-period other comprehensive income (loss)	(19,578)	61	562	(18,955)
Balance at September 30, 2023	$(141,493)	$(18,900)	$9,068	$(151,325)

Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)
Other comprehensive income (loss) before reclassifications	12,880	—	(2,760)	10,120
Amounts reclassified from AOCI	—	60	(2)	58
Net current-period other comprehensive income (loss)	12,880	60	(2,762)	10,178
Balance at September 30, 2024	$(135,494)	$(20,233)	$4,005	$(151,722)

Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income before reclassifications	15,342	—	673	16,015
Amounts reclassified from AOCI	—	179	(7)	172
Net current-period other comprehensive income	15,342	179	666	16,187
Balance at September 30, 2023	$(141,493)	$(18,900)	$9,068	$(151,325)

Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income (loss) before reclassifications	(19,082)	—	(2,207)	(21,289)
Amounts reclassified from AOCI	—	175	(6)	169
Net current-period other comprehensive income (loss)	(19,082)	175	(2,213)	(21,120)
Balance at September 30, 2024	$(135,494)	$(20,233)	$4,005	$(151,722)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2024 and 2023, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2024	2023	2024	2023
Amortization of defined benefit pension actuarial (gains)	$(79)	$(79)	$(233)	$(232)	(2)
	19	18	58	53	Tax benefit
	$(60)	$(61)	$(175)	$(179)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	6	7	Cost of sales
	2	2	6	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$6	$7	Net of tax
Total reclassifications for the period	$(58)	$(59)	$(169)	$(172)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2024 and 2023, were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Net Sales
Surfactants	$382,724	$373,836	$1,153,339	$1,233,351
Polymers	149,796	169,559	455,061	495,200
Specialty Products	14,322	18,831	46,265	65,086
Total	$546,842	$562,226	$1,654,665	$1,793,637

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2024 and 2023, are summarized below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Operating Income
Surfactants	$26,303	$15,373	$69,445	$57,570
Polymers	15,248	21,813	37,227	48,137
Specialty Products	3,727	2,402	15,314	8,704
Segment operating income	45,278	39,588	121,986	114,411
Business restructuring expense	—	(5,628)	—	(5,827)
Unallocated corporate expenses (1)	(21,329)	(14,443)	(59,201)	(50,201)
Total operating income	23,949	19,517	62,785	58,383
Other Income (Expense)
Interest, net	(3,621)	(2,987)	(9,353)	(9,674)
Other, net	989	(690)	4,551	3,348
Income before provision for income taxes	$21,317	$15,840	$57,983	$52,057
(1)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance. Unallocated corporate expenses for the three and nine month periods ended September 30, 2024 also include expenses related to a criminal social engineering scheme that impacted one of the Company's subsidiaries in Asia. The social engineering expenses recognized for the three and nine month periods ended September 30, 2024 were $3,300,000 and $6,800,000, respectively. See Note 17, Other Matter, below for detailed information about the charge.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of September 30, 2024, the Company had $271,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $688,000 of revenue in the first nine months of 2024 from pre-existing contract liabilities at December 31, 2023.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At September 30, 2024, $4,985,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $3,508,000 of revenue has been recognized from the beginning of the contract term through September 30, 2024.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2024 and 2023. The Company’s business disaggregation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended September 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$217,809	$73,999	$12,072	$303,880
Europe	66,387	63,632	2,119	132,138
Latin America	84,609	346	131	85,086
Asia	13,919	11,819	—	25,738
Total	$382,724	$149,796	$14,322	$546,842

(In thousands)	For the Three Months Ended September 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$223,912	$90,521	$15,455	$329,888
Europe	60,126	66,752	3,268	130,146
Latin America	76,469	412	108	76,989
Asia	13,329	11,874	—	25,203
Total	$373,836	$169,559	$18,831	$562,226

(In thousands)	For the Nine Months Ended September 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$667,919	$223,636	$40,713	$932,268
Europe	200,625	194,910	5,276	400,811
Latin America	246,046	1,089	276	247,411
Asia	38,749	35,426	—	74,175
Total	$1,153,339	$455,061	$46,265	$1,654,665

(In thousands)	For the Nine Months Ended September 30, 2023
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$732,530	$259,839	$53,552	$1,045,921
Europe	219,988	201,705	11,314	433,007
Latin America	235,784	1,470	220	237,474
Asia	45,049	32,186	—	77,235
Total	$1,233,351	$495,200	$65,086	$1,793,637

14.
DEBT

At September 30, 2024 and December 31, 2023, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2024	December 31, 2023
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $122 and $191 for 2024 and 2023, respectively)	2024-2027	$42,736	$56,952
3.86% (net of unamortized debt issuance cost of $37 and $105 for 2024 and 2023, respectively)	2024-2025	14,248	28,466
2.30% (net of unamortized debt issuance cost of $94 and $142 for 2024 and 2023, respectively)	2024-2028	39,906	49,858
2.37% (net of unamortized debt issuance cost of $99 and $148 for 2024 and 2023, respectively)	2024-2028	39,901	49,852
2.73% (net of unamortized debt issuance cost of $96 and $175 for 2024 and 2023, respectively)	2025-2031	99,904	99,825
2.83% (net of unamortized debt issuance cost of $79 and $134 for 2024 and 2023, respectively)	2026-2032	74,921	74,866
Revolving credit facility and term loan borrowing	2024	370,000	283,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2024	6,900	11,327
Total debt		$688,516	$654,146
Less current maturities		339,846	252,898
Long-term debt		$348,670	$401,248

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), totaling $311,616,000 as of September 30, 2024. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2024 to 2032. On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027.

The Company's credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of September 30, 2024, the Company had outstanding letters of credit totaling $11,375,000 and $370,000,000 of outstanding borrowings under the Credit Agreement, inclusive of a $91,250,000 delayed draw term loan ($8,750,000 of the term loan principal has been permanently repaid as scheduled). There was $59,875,000 available under the Credit Agreement as of September 30, 2024. As of September 30, 2024, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $257,153,000 and $234,399,000 at September 30, 2024, and December 31, 2023, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange gains (losses)	$(470)	$(623)	$(872)	$(541)
Investment income	253	85	444	299
Realized and unrealized gains (losses) on investments	794	(481)	3,740	2,598
Net periodic benefit cost	412	329	1,239	992
Other, net	$989	$(690)	$4,551	$3,348

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $12,877,000 and $15,715,000 that were unpaid at September 30, 2024 and 2023, respectively. Noncash financing activities included the issuance of 118,627 shares of the Company’s common stock (valued at $10,617,000) and 97,774 shares of the Company’s common stock (valued at $10,480,000) under the Company’s equity incentive compensation plan during the period ended September 30, 2024 and 2023, respectively.

17.
OTHER MATTER

On July 18, 2024, the Company determined that one of its subsidiaries in Asia had been the victim of a criminal social engineering scheme which resulted in fraudulently induced outbound payments. The Company immediately launched an investigation, led by outside counsel, to determine the full extent of the fraud scheme and related potential exposure. The Company initiated contact with its banks and law enforcement authorities in an effort to, among other things, recover the transferred funds. To date, the Company has not found any evidence of additional fraudulent activity. The investigation is now closed and the Company has confirmed this was an isolated and contained event. This incident did not result in any unauthorized access to the Company's information systems or any confidential customer information or other data that the Company maintains. The Company recognized pre-tax charges of $3,300,000 for the three months ended September 30, 2024 and $6,800,000 for the nine months ended September 30, 2024. The charges were recorded on the Administrative Expenses line on the Condensed Consolidated Statements of Income for the three months periods ended June 30, 2024 and September 30, 2024, respectively. These charges were not allocated to any of the Company's three reportable segments. This incident did not have a material impact on the Company's business, financial position, results of operations and cash flow.

18. BUSINESS RESTRUCTURING

2023 Restructuring

During the third quarter of 2023, the Company recorded a $5,530,000 restructuring expense associated with a voluntary early retirement program. The program was offered to eligible employees, primarily located at the Company's corporate headquarters, to reduce costs.

The remainder of the business restructuring expenses incurred during the three and nine months ended September 30, 2023, were not material, and relate to ongoing decommissioning expenses associated with the Company's 2016 Canadian plant closure.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This update requires more enhanced and detailed interim and annual disclosures regarding significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (CODM). These items include the difference between segment revenue less the segment expenses that have been already disclosed under the significant expense principle and each reported measure of segment profit and loss. Also, this update requires additional disclosures about significant segments' expenses regularly provided to CODM, disclosures of the CODM's title and position as well as an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. These requirements are in addition to the disclosures that are currently required by Topic 280, Segment reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented in the financial statements. The implementation of ASU No. 2023-07 will not have an impact on the Company’s financial position, results of operations and cash flow, but will impact the Company’s interim and annual segment reporting disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740) Improvement to Income Tax Disclosures. This update requires that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require the disclosure on an annual basis of the amount of income taxes paid (net of refund received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid (net of refunds received). This update requires all entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The implementation of ASU No. 2023-09 will not have an impact on the Company’s financial position, results of operations and cash flow, but will impact the Company’s annual income tax disclosures.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 69 percent of consolidated net sales for the first nine months of 2024, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first nine months of 2024, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first nine months of 2024, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(0.5)	$3.1	$(3.6)	(1)
Realized/Unrealized Gains/Losses on Investments (Other, net)	0.8	(0.5)	1.3
Investment Income (Other, net)	0.2	0.1	0.1
Pretax Income Effect	$0.5	$2.7	$(2.2)

	Income (Expense)
	For the Nine Months Ended September 30,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(2.7)	$0.8	$(3.5)	(1)
Realized/Unrealized Gains on Investments (Other, net)	3.7	2.6	1.1
Investment Income (Other, net)	0.4	0.3	0.1
Pretax Income Effect	$1.4	$3.7	$(2.3)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
(In millions)	2024	2023	Increase (Decrease)	(Decrease) Due to Foreign Translation
Net Sales	$546.8	$562.2	$(15.4)	$(5.6)
Gross Profit	75.7	71.2	4.5	(0.9)
Operating Income	23.9	19.5	4.4	(0.4)
Pretax Income	21.3	15.8	5.5	(0.5)

	For the Nine Months Ended September 30,
(In millions)	2024	2023	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$1,654.7	$1,793.6	$(138.9)	$7.0
Gross Profit	215.5	211.2	4.3	0.1
Operating Income	62.8	58.4	4.4	0.2
Pretax Income	58.0	52.1	5.9	—

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 and 2023

Summary

Net income in the third quarter of 2024 was $23.6 million, or $1.03 per diluted share, versus $12.6 million, or $0.55 per diluted share, in the third quarter of 2023. Adjusted net income was $23.7 million, or $1.03 per diluted share, versus $14.7 million, or $0.64 per diluted share in the third quarter of 2023 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $53.0 million in the third quarter of 2024, up 18 percent, versus $45.1 million in the third quarter of 2023. Adjusted EBITDA was $53.1 million, up 11 percent, versus $48.0 million in the third quarter of 2023 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2024 compared to the third quarter of 2023. A detailed discussion of segment operating performance for the third quarter of 2024 compared to the third quarter of 2023 follows the summary.

Consolidated net sales decreased $15.4 million, or three percent, versus the prior year quarter. Lower average selling prices negatively impacted the year-over-year change in net sales by $5.5 million. The decrease in average selling prices was mainly attributable to the pass-through of lower raw material costs and competitive activity within certain end markets. Foreign currency translation negatively impacted the year-over-year change in net sales by $5.6 million. Consolidated sales volume decreased one percent, which negatively impacted the change in net sales by $4.3 million. Surfactant sales volume increased three percent while Polymer and Specialty Products sales volume decreased 11 percent and five percent, respectively.

Operating income in the third quarter of 2024 increased $4.4 million, or 23 percent, versus operating income in the third quarter of 2023. Surfactant and Specialty Products operating income increased $10.9 million and $1.3 million, respectively, versus the third quarter of 2023. Polymer operating income decreased $6.6 million versus the third quarter of 2023. Corporate expenses, including business restructuring, environmental remediation, deferred compensation and charges associated with a criminal social engineering scheme impacting one the Company's subsidiaries in Asia, increased $1.2 million, or six percent, year-over-year. See Note 17, Other Matter, and Note 18, Business Restructuring, of the notes to the Company's consolidated financial statements (included in Item 1 of the Form 10-Q) for additional details regarding the criminal social engineering scheme and business restructuring expenses.

Operating expenses (including deferred compensation and business restructuring) were flat year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $0.4 million, or four percent, year-over-year.
•
Administrative expenses increased $3.4 million, or 15 percent year-over-year, primarily due to a $3.3 million pre-tax charge recognized as a result of the criminal social engineering scheme impacting one of the Company's subsidiaries in Asia.
•
Research, development and technical service (R&D) expenses decreased $0.9 million, or seven percent, between quarters, primarily due to lower salary expenses resulting from productivity measures implemented in late 2023.
•
Deferred compensation was a $0.6 million of expense in the third quarter of 2024 versus $3.1 million of income in the prior year quarter. The $3.7 million increase in deferred compensation expense was primarily due to a smaller decrease in the market price of the Company's common stock held for the plans during the third quarter of 2024 versus the third quarter of 2023. Additionally, the market value of mutual fund investment assets held for the plans appreciated during the third quarter of 2024 versus declining in value during the third quarter of 2023. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the third quarter of 2024 increased $0.6 million, or 21 percent, versus the third quarter of 2023. This increase was primarily attributable to higher outstanding debt balances and higher interest rates on borrowings under the Company's revolving credit facility in 2024 versus 2023.

Other, net was $1.0 million of income in the third quarter of 2024 versus $0.7 million of expense in the third quarter of 2023. The Company recognized $1.0 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2024 compared to $0.4 million of investment losses in the third quarter of 2023. In addition, the Company reported $0.5 million of foreign exchange losses in the third quarter of 2024 versus $0.6 million of foreign exchange losses in the third quarter of 2023. The Company's net periodic pension income was $0.4 million in the third quarter of 2024 versus $0.3 million of income in the third quarter of 2023.

The Company’s effective tax rate was a negative 10.7 percent in the third quarter of 2024 versus 20.6 percent in the third quarter of 2023. The decrease was primarily attributable to the Company’s intention to make an election under the US GILTI tax regime to exclude certain high taxed entities from the GILTI computation and thereby reduce the Company’s GILTI tax impact. The Company continues to expect to elect “Bonus Depreciation” for its new alkoxylation facility that is being built in Pasadena, Texas and is expected to start up in December 2024. In addition, the Company’s research and development tax credit is forecasted to increase throughout the rest of the year. Finally, the Company recorded a favorable provision-to-return adjustment for its 2023 tax return in the third quarter of 2024. The Organisation for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15 percent on reported profits (entitled "Pillar Two"). The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

Segment Results

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$382,724	$373,836	$8,888	2
Polymers	149,796	169,559	(19,763)	-12
Specialty Products	14,322	18,831	(4,509)	-24
Total Net Sales	$546,842	$562,226	$(15,384)	-3

(Dollars in thousands)	For the Three Months Ended September 30,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$26,303	$15,373	$10,930	71
Polymers	15,248	21,813	(6,565)	-30
Specialty Products	3,727	2,402	1,325	55
Segment Operating Income	$45,278	$39,588	$5,690	14
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$20,773	$17,544	$3,229	18
Deferred Compensation Expense (Income)	556	(3,101)	3,657	NM
Business Restructuring	—	5,628	(5,628)	NM
Total Operating Income	$23,949	$19,517	$4,432	23

Surfactants

Surfactant net sales for the third quarter of 2024 increased $8.9 million versus net sales for the third quarter of 2023. Sales volume increased three percent year-over-year and positively impacted the change in net sales by $12.0 million. Higher average selling prices favorably impacted the change in net sales by $5.6 million. The higher average selling prices were mainly attributable to a more favorable product and customer mix. Foreign currency translation had an $8.7 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$217,809	$223,912	$(6,103)	-3
Europe	66,387	60,126	6,261	10
Latin America	84,609	76,469	8,140	11
Asia	13,919	13,329	590	4
Total Surfactants Segment	$382,724	$373,836	$8,888	2

Net sales for North American operations decreased $6.1 million, or three percent, year-over-year. Sales volume declined two percent and negatively impacted the change in net sales by $3.7 million. The lower sales volume was primarily due to lower demand for products sold into the industrial cleaning and personal care end markets. Higher demand for products sold into the construction and industrial, oil field and agricultural end markets and to our distribution partners, partially offset the above. Lower average selling prices had a $2.2 million unfavorable impact on the change in net sales and were primarily due to the pass-through of lower raw material costs, partially offset by favorable product and customer mix. Foreign currency translation negatively impacted the change in net sales by $0.2 million.

Net sales for European operations increased $6.3 million, or 10 percent, primarily due to a 12 percent increase in sales volume that positively impacted the change in net sales by $7.2 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning, personal care and agricultural end markets and to our distribution partners. Lower average selling prices negatively impacted the change in net sales by $2.1 million and were primarily due to the pass-through of lower raw material costs, partially offset by more favorable product and customer mix. Foreign currency translation positively impacted the change in net sales by $1.2 million.

Net sales for Latin American operations increased $8.1 million, or 11 percent, primarily due to higher average selling prices and a seven percent increase in sales volume. These items positively impacted the year-over-year change in net sales by $12.3 million and $5.3 million, respectively. The sales volume improvement was primarily due to higher demand for products sold into the agricultural and laundry and cleaning end markets, and to our distribution partners. The higher average selling prices reflect more favorable product and customer mix. Foreign currency translation negatively impacted the change in net sales by $9.5 million. A stronger U.S. dollar relative to all currencies in the region led to the unfavorable foreign currency translation effect.

Net sales for Asian operations increased $0.6 million, or four percent, versus the prior year quarter. A six percent increase in sales volume positively impacted the change in net sales by $0.9 million. The sales volume improvement was mainly due to higher demand for products sold to our distribution partners and into the functional products end markets. Foreign currency translation negatively impacted the change in net sales by $0.3 million.

Surfactant operating income for the third quarter of 2024 increased $10.9 million, or 71 percent, versus operating income for the third quarter of 2023. Gross profit increased $9.9 million, or 25 percent, and operating expenses decreased $1.0 million, or four percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$25,418	$25,259	$159	1
Europe	8,902	5,897	3,005	51
Latin America	11,609	5,578	6,031	108
Asia	3,515	2,818	697	25
Surfactants Segment Gross Profit	$49,444	$39,552	$9,892	25
Operating Expenses	23,141	24,179	(1,038)	-4
Surfactants Segment Operating Income	$26,303	$15,373	$10,930	71

Gross profit for North American operations increased $0.2 million, or one percent. Higher average unit margins positively impacted the change in gross profit by $0.6 million. A two percent decline in sales volume negatively impacted the change in gross profit by $0.4 million.

Gross profit for European operations increased $3.0 million, or 51 percent, primarily due to higher average unit margins and a 12 percent increase in sales volume. These items positively impacted the change in net sales by $2.2 million and $0.7 million, respectively. The higher average unit margins were largely due to a more favorable product and customer mix. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Gross profit for Latin American operations increased $6.0 million, or 108%, primarily due to improved average unit margins and a seven percent increase in sales volume. These items positively impacted the change in gross profit by $7.0 million and $0.4 million, respectively. The higher average unit margins were primarily due to a more favorable product and customer mix. Foreign currency translation negatively impacted the change in gross profit by $1.4 million.

Gross profit for Asia operations increased $0.7 million, or 25 percent, year-over-year primarily due to higher average unit margins and a six percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $0.5 million and $0.2 million, respectively. The higher average unit margins reflect a more favorable product and customer mix along with lower overhead costs due to the timing of production runs.

Operating expenses for the Surfactants segment decreased $1.0 million, or four percent, in the third quarter of 2024 versus the third quarter of 2023. The decrease was mainly attributable to lower salary expenses.

Polymers

Polymer net sales for the third quarter of 2024 decreased $19.8 million, or 12 percent, versus net sales for the same period of 2023. An 11 percent decrease in sales volume and lower average selling prices negatively impacted the change in net sales by $19.2 million and $3.7 million, respectively. Foreign currency translation positively impacted the change in net sales by $3.1 million. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2024	2023	(Decrease)	Percent Change
North America	$73,999	$90,521	$(16,522)	-18
Europe	63,632	66,752	(3,120)	-5
Asia and Other	12,165	12,286	(121)	-1
Total Polymers Segment	$149,796	$169,559	$(19,763)	-12

Net sales for North American operations decreased $16.5 million, or 18 percent, due to a 14 percent decline in sales volume and lower average selling prices. These items negatively impacted the year-over-year change in net sales by $13.1 million and $3.4 million, respectively. Sales volume of polyols used in rigid foam applications declined 17 percent due to soft demand and competitive pressures. Sales volume of commodity phthalic anhydride declined 27 percent while sales volume of specialty polyols increased six percent year-over year. The lower average selling prices primarily reflect the pass-through of lower raw material costs.

Net sales for European operations decreased $3.1 million, or five percent, versus the third quarter of 2023. This decrease was primarily due to a nine percent decline in sales volume which negatively impacted the year-over-year change in net sales by $6.1 million. The decline in sales volume was primarily due to soft demand and competitive pressures. Foreign currency translation positively impacted the change in net sales by $3.0 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $0.1 million, or one percent, primarily due to a six percent decrease in sales volume which negatively impacted the year-over-year change in net sales by $0.8 million. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $0.6 million and a $0.1 million, respectively.

Polymer operating income in the third quarter of 2024 decreased $6.6 million, or 30 percent, versus operating income in the third quarter of 2023. Gross profit decreased $6.8 million, or 24 percent and operating expenses decreased $0.2 million or four percent between years. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$11,243	$15,911	$(4,668)	-29
Europe	8,435	10,833	(2,398)	-22
Asia and Other	2,080	1,820	260	14
Polymers Segment Gross Profit	$21,758	$28,564	$(6,806)	-24
Operating Expenses	6,510	6,751	(241)	-4
Polymers Segment Operating Income	$15,248	$21,813	$(6,565)	-30

Gross profit for North American operations decreased $4.7 million, or 29 percent, due to lower average unit margins and a 14 percent decline in sales volume. These items negatively impacted the change in gross profit by $2.4 million and $2.3 million, respectively. The lower average unit margins were primarily due to less favorable product mix.

Gross profit for European operations decreased $2.4 million, or 22 percent, versus the third quarter of 2023. This decrease was primarily due to lower average unit margins and a nine percent decline in sales volume that negatively impacted the change in gross profit by $1.7 million and $1.0 million, respectively. Foreign currency translation positively impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Asia and Other operations increased $0.3 million, or 14 percent, primarily due to higher average unit margins. These higher average unit margins positively impacted the change in net sales by $0.4 million and partially reflect the Company's product diversification efforts in China. A six percent decline in sales volume negatively impacted the change in net sales by $0.1 million. Foreign currency translation was negligible year-over-year.

Operating expenses for the Polymer segment decreased $0.3 million, or four percent, in the third quarter of 2024 compared to the third quarter of 2023.

Specialty Products

Specialty Products net sales for the third quarter of 2024 decreased $4.5 million, or 24 percent, versus net sales for the third quarter of 2023. The decrease was due to lower average selling prices and a five percent decrease in sales volume. Gross profit and operating income increased $1.1 million and $1.3 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to higher average unit margins within the medium chain triglycerides (MCT) product line. The higher unit margins reflect the non-recurrence of high-cost inventory carryover experienced in the prior year.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $1.3 million, or six percent, year-over-year. Corporate expenses were $21.3 million in the third quarter of 2024 versus $20.1 million in the third quarter of 2023. This increase was primarily due to $0.6 million of deferred compensation expense in the third quarter of 2024 versus $3.1 million of deferred compensation income in the third quarter of 2023. The Company also recorded a $3.3 million expense in the third quarter of 2024 related to a criminal social engineering scheme that impacted one of the Company's subsidiaries in Asia. Partially offsetting these items was a $5.6 million business restructuring charge in the third quarter of 2023 that did not recur in 2024. See Note 17, Other Matter, and Note 18, Business Restructuring, of the notes to the Company's consolidated financial statements for additional details regarding the criminal social engineering scheme and business restructuring expenses.

The $3.7 million increase in deferred compensation expense was primarily due to a smaller decrease in the market price of the Company's common stock held for the plans during the third quarter of 2024 versus the third quarter of 2023. Additionally, the market value of mutual fund investment assets held for the plans appreciated during the third quarter of 2024 versus declining in value during the third quarter of 2023. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended September 30, 2024 and 2023:

	2024		2023
	September 30	June 30	September 30	June 30
Company Common Stock Price	$77.25	$83.96	$74.97	$95.56

Nine Months Ended September 30, 2024 and 2023

Summary

Net income in the first nine months of 2024 was $47.0 million, or $2.05 per diluted share, versus $41.4 million, or $1.80 per diluted share, in the first nine months of 2023. Adjusted net income was $47.7 million, or $2.08 per diluted share, versus $43.2 million, or $1.88 per diluted share in the prior year (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $151.0 million, up eight percent, in the first nine months of 2024 versus $140.1 million in the first nine months of 2023. Adjusted EBITDA was $151.9 million, up seven percent, versus $142.5 million in the first nine months of 2023 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and adjusted EBITDA). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income in the first nine months of 2024 compared to the first nine months of 2023. A detailed discussion of segment operating performance for the first nine months of 2024 compared to the first nine months of 2023 follows the summary.

Operating income for the first nine months of 2024 was $62.8 million, an eight percent increase versus operating income of $58.4 million for the first nine months of 2023. Surfactant and Specialty Products operating income increased $11.9 million and $6.6 million, respectively, versus the first nine months of 2023. Polymer operating income decreased $10.9 million year-over-year. Corporate expenses, including business restructuring, environmental remediation, deferred compensation and expenses associated with a criminal social engineering scheme at one of the Company's subsidiaries in Asia, increased $3.2 million, or six percent, year-over-year. See Note 17, Other Matter, and Note 18, Business Restructuring, of the notes to the Company's consolidated financial statements (included in Item 1 of the Form 10-Q) for additional details regarding the criminal social engineering scheme charges and business restructuring expenses. Foreign currency translation had a $0.2 million favorable impact on operating income in the first nine months of 2024 versus the first nine months of 2023.

Operating expenses (including deferred compensation and business restructuring expenses) were flat between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $1.4 million, or four percent, year-over-year primarily due to lower salary expenses resulting from productivity measures implemented in late 2023.
•
Administrative expenses increased $5.4 million, or eight percent, year-over-year. The increase was primarily driven by a $6.8 million expense recognized for a criminal social engineering scheme impacting one of the Company's subsidiaries in Asia and higher environmental reserve expenses. The higher environmental expense is primarily due to a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. Lower salary expenses, resulting from productivity measures implemented in late 2023, partially offset the above.
•
R&D expenses decreased $1.8 million, or four percent, year-over-year primarily due to lower salary expenses resulting from productivity measure implemented in late 2023.
•
Deferred compensation was a $2.7 million expense for the first nine months of 2024 versus $0.9 million of income during the first nine months of 2023. The $3.6 million increase in deferred compensation expense was primarily due to a smaller decrease in the market price of the Company's common stock held for the plans during the first nine months of 2024 versus the first nine months of 2023. Additionally, the market value of mutual fund investment assets held for the plans appreciated by a greater amount in 2024 versus the prior year. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first nine months of 2024 decreased $0.3 million, or three percent, versus the first nine months of 2023. This decrease was primarily attributable to higher non-U.S. interest income recognition and higher capitalized interest income, partially offset by higher U.S. interest expense.

Other, net was $4.6 million of income for the first nine months of 2024 compared to $3.3 million of income for the first nine months of 2023. The Company recognized $4.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2024 compared to $2.9 million of investment income in the first nine months of 2023. In addition, the Company reported foreign exchange losses of $0.9 million in the first nine months of 2024 versus $0.6 million of foreign exchange losses in the first nine months of 2023. The Company also reported $0.2 million of higher net periodic pension income in the first nine months of 2024 versus the first nine months of 2023.

The Company’s effective tax rate was 18.9 percent for the first nine months of 2024 versus 20.5 percent for the first nine months of 2023. This is primarily due to the Company's increased research & development tax credit for 2024. The Organisation for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15 percent on reported profits (entitled "Pillar Two"). The Company does not expect Pillar Two to have a material impact on its financial position, results of operations, cash flow and effective tax rate.

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2024	2023	(Decrease)	Percent Change
Surfactants	$1,153,339	$1,233,351	$(80,012)	-6
Polymers	455,061	495,200	(40,139)	-8
Specialty Products	46,265	65,086	(18,821)	-29
Total Net Sales	$1,654,665	$1,793,637	$(138,972)	-8

(In thousands)	For the Nine Months Ended September 30,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$69,445	$57,570	$11,875	21
Polymers	37,227	48,137	(10,910)	-23
Specialty Products	15,314	8,704	6,610	76
Segment Operating Income	$121,986	$114,411	$7,575	7
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$56,472	$51,057	$5,415	11
Deferred Compensation Expense (Income)	2,729	(856)	3,585	NM
Business Restructuring	—	5,827	(5,827)	NM
Total Operating Income	$62,785	$58,383	$4,402	8

Segment Results

Surfactants

Surfactants net sales for the first nine months of 2024 decreased $80.0 million, or six percent, versus net sales for the first nine months of 2023. Lower average selling prices negatively impacted the change in net sales by $113.3 million. The lower average selling prices were mainly due to declining raw material costs, less favorable product mix and increased competitive activity within the European and Latin American end-markets. Sales volume increased three percent and positively impacted the change in net sales by $35.2 million. Foreign currency translation had a $1.9 million unfavorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$667,919	$732,530	$(64,611)	-9
Europe	200,625	219,988	(19,363)	-9
Latin America	246,046	235,784	10,262	4
Asia	38,749	45,049	(6,300)	-14
Total Surfactants Segment	$1,153,339	$1,233,351	$(80,012)	-6

Net sales for North American operations decreased $64.6 million, or nine percent, year-over-year. Lower average selling prices had a $40.9 million unfavorable impact on the change in net sales and were primarily attributable to the pass-through of lower raw material costs and less favorable product mix. Sales volume decreased three percent and negatively impacted the change in net sales by $23.4 million. The decrease in sales volume primarily reflects lower demand for products sold into the agricultural end markets due to customer and channel inventory destocking during the first half of 2024. In addition, sales volume into the personal care end markets was negatively impacted by operational issues, partially related to a flood event at the Elwood, Illinois (Millsdale) site, during the first half of 2024. Higher demand for products sold into the oil field, construction and industrial solutions, and to our distribution partners partially offset the aforementioned decline. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.3 million.

Net sales for European operations decreased $19.4 million, or nine percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $40.5 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs, less favorable product mix and increased competitive activity within certain end-use markets. Sales volume was up nine percent and positively impacted the change in net sales by $18.7 million. The higher sales volume was primarily due to higher demand for products sold into the consumer products and construction and industrial solutions end markets and to our distribution partners. Foreign currency translation positively impacted the change in net sales by $2.4 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $10.3 million, or four percent, primarily due to a 13 percent increase in sales volume which positively impacted the year-over-year change in net sales by $29.6 million. The higher sales volume was primarily due to higher demand for products sold into the agricultural and the laundry and cleaning end markets combined with higher demand from our distribution partners. Lower average selling prices negatively impacted the change in net sales by $16.3 million and primarily reflect lower raw material costs and increased competitive activity within certain end-use markets. A stronger U.S. dollar relative to the Brazilian real primarily led to a $3.0 million unfavorable foreign currency translation effect.

Net sales for Asian operations decreased $6.3 million, or 14 percent, year-over-year. Lower average selling prices, the unfavorable impact of foreign currency translation and a two percent decline in sales volume, negatively impacted the year-over-year change in net sales by $4.6 million, $1.0 million and $0.7 million, respectively. The decline in average selling prices primarily reflects the pass-through of lower raw material costs. The decline in volume primarily reflects less demand for products sold into the commodity laundry and cleaning end markets, partially offset by higher demand for products sold into the personal care end markets and to our distribution partners.

Surfactant operating income for the first nine months of 2024 increased $11.9 million, or 21 percent, versus operating income for the first nine months of 2023. Gross profit increased $9.8 million, or seven percent, and operating expenses decreased $2.1 million, or three percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$77,164	$84,713	$(7,549)	-9
Europe	23,704	21,182	2,522	12
Latin America	31,520	19,972	11,548	58
Asia	8,385	5,116	3,269	64
Surfactants Segment Gross Profit	$140,773	$130,983	$9,790	7
Operating Expenses	71,328	73,413	(2,085)	-3
Surfactants Segment Operating Income	$69,445	$57,570	$11,875	21

Gross profit for North American operations decreased $7.5 million, or nine percent, versus the prior year due to lower average unit margins and a three percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $4.8 million and $2.7 million, respectively. The lower average unit margins were mostly attributable to less favorable product mix, higher pre-operating expenses associated with the alkoxylation production facility that is being built in Pasadena, Texas and higher expenses incurred at the Company's Millsdale plant site due to operational issues, partially related to a flood event, during the first half of 2024.

Gross profit for European operations increased $2.5 million, or 12 percent, due to a nine percent increase in sales volume, higher average unit margins and the favorable impact of the foreign currency translation. These items positively impacted the year-over-year change in gross profit by $1.8 million, $0.5 million and $0.2 million, respectively.

Gross profit for Latin American operations increased $11.5 million, or 58 percent, due to improved average unit margins and a 13 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $9.9 million and $2.5 million, respectively. The higher average unit margins were primarily due to a more favorable product and customer mix. Foreign currency translation had a $0.9 million unfavorable impact on the change in gross profit.

Gross profit for Asian operations increased $3.3 million, or 64 percent, primarily due to higher average unit margins that positively impacted the year-over-year change in gross profit by $3.4 million. The higher average unit margins were primarily due to lower overhead costs due to the timing of production runs. A two percent decline in sales volume negatively impacted the year-over-year change in gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $2.1 million, or three percent, year-over-year. This decrease was mainly attributable to lower salary expenses and bad debt provision expenses.

Polymers

Polymer net sales for the first nine months of 2024 decreased $40.1 million, or eight percent, versus net sales for the same period of 2023. Lower average selling prices and a three percent decrease in sales volume negatively impacted the change in net sales by $34.6 million and $14.4 million, respectively. Foreign currency translation had an $8.9 million favorable impact on the change in net sales year-over-year. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2024	2023	Increase (Decrease)	Percent Change
North America	$223,636	$259,839	$(36,203)	-14
Europe	194,910	201,705	(6,795)	-3
Asia and Other	36,515	33,656	2,859	8
Total Polymers Segment	$455,061	$495,200	$(40,139)	-8

Net sales for North American operations decreased $36.2 million, or 14 percent, due to an eight percent decrease in sales volume and lower average selling prices. These items negatively impacted the year-over-year change in net sales by $20.4 million and $15.8 million, respectively. The lower average selling prices primarily reflect the pass-through of lower raw material costs. Sales volume within the commodity phthalic anhydride business declined 41 percent primarily due to operational issues at the Millsdale plant during the first half of 2024. Sales volume of polyols used in rigid foam applications decreased five percent year-over-year due to soft demand during the third quarter of 2024, which offset higher sales volume recognized during the first half of 2024. Sales volume of specialty polyols increased eight percent year-over-year.

Net sales for European operations decreased $6.8 million, or three percent, year-over-year. Lower average selling prices and a one percent decline in sales volume negatively impacted the year-over-year change in net sales by $15.0 million and $1.6 million, respectively. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation positively impacted the change in net sales by $9.8 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations increased $2.9 million, or eight percent, due to an 11 percent increase in sales volume which positively impacted the year-over-year change in net sales by $3.7 million. The higher sales volume was driven by the non-recurrence of COVID lock downs and restrictions that were in place in China during the first half of 2023 and higher demand for specialty polyols resulting from the Company's product diversification efforts. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.8 million.

Polymer operating income for the first nine months of 2024 decreased $10.9 million, or 23 percent, versus operating income for the first nine months of 2023. Gross profit decreased $11.3 million, or 16 percent, and operating expenses decreased $0.4 million, or two percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2024	2023	Increase (Decrease)	Percent Change
North America	$27,171	$34,472	$(7,301)	-21
Europe	25,013	31,044	(6,031)	-19
Asia and Other	5,296	3,238	2,058	64
Polymers Segment Gross Profit	$57,480	$68,754	$(11,274)	-16
Operating Expenses	20,253	20,617	(364)	-2
Polymers Segment Operating Income	$37,227	$48,137	$(10,910)	-23

Gross profit for North American operations decreased $7.3 million, or 21 percent, due to lower average unit margins and an eight percent decline in sales volume. These items negatively impacted the change in gross profit by $4.6 million and $2.7 million, respectively. The lower average unit margins largely reflect a phthalic anhydride related catalyst write-off ($2.1 million) during the second quarter of 2024 and higher expenses incurred at the Company's Millsdale plant due to operational issues during the first half of 2024.

Gross profit for European operations decreased $6.0 million, or 19 percent, versus the first nine months of 2023. This decrease was largely due to lower average unit margins and a one percent decline in sales volume that negatively impacted the change in gross profit by $6.7 million and $0.2 million, respectively. The lower average unit margins primarily reflect increased competitive activity. Foreign currency translation had a $0.9 million favorable impact on the change in gross profit.

Gross profit for Asia and Other operations increased $2.1 million, primarily due to higher average unit margins and an 11 percent increase in sales volume, driven largely by the Company's diversification efforts in China. These items positively impacted the change in gross profit by $1.8 million and $0.4 million, respectively. Foreign currency translation had a $0.1 million unfavorable impact on the change in gross profit year-over-year.

Operating expenses for the Polymers segment decreased $0.4 million, or two percent, year-over-year.

Specialty Products

Specialty Products net sales for the first nine months of 2024 decreased $18.8 million, or 29 percent, versus net sales for the first nine months of 2023. This decrease was primarily due to lower average selling prices that were partially offset by a one percent increase in sales volume. Gross profit and operating income increased $6.1 million and $6.6 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to higher average unit margins within the medium chain triglycerides (MCT) product line. The higher average unit margins reflect the non-recurrence of high-cost inventory carryover experienced in the prior year.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, and other operating expenses that are not allocated to the reportable segments, increased $3.2 million, or six percent, between years. The year-over-year increase was primarily attributable to $6.8 million of pre-tax charges associated with a criminal social engineering scheme impacting one of the Company's subsidiaries in

Asia (see Note 17, Other Matter, of the notes to the Company's consolidated financial statements for additional details regarding the criminal social engineering scheme) and higher deferred compensation and environmental reserve expenses. The higher environmental reserve expenses in 2024 were primarily driven by a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. These increases were partially offset by the non-recurrence of $5.8 million of business restructuring expenses incurred in 2023 (see Note 18, Business Restructuring, of the notes to the Company's consolidated financial statements for additional details) and lower 2024 salary expenses related to productivity measures implemented in late 2023.

Deferred compensation expense was $2.7 million in the first nine months of 2024 versus $0.9 million of income during the same period of 2023. The $3.6 million increase in deferred compensation expense was attributable to a smaller decrease in the market price of the Company's common stock held for the plans during the first nine months of 2024 versus the first nine months of 2023. The market price of Company common stock decreased $17.30 per share during the first nine months of 2024 versus a $31.49 per share decrease in the first nine months of 2023. Additionally, the market value of mutual fund investment assets held for the plans appreciated by a greater amount in 2024 versus the prior year. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expense/income for the nine months ended September 30, 2024 and 2023:

	2024	2023		2022
	September 30	December 31	September 30	December 31
Company Common Stock Price	$77.25	$94.55	$74.97	$106.46

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2024, operating activities were a cash source of $93.8 million versus a cash source of $105.9 million for the comparable period in 2023. For the first nine months of 2024, investing cash outflows totaled $80.7 million versus cash outflows of $211.9 million in the prior year period. Financing activities were a cash source of $6.9 million versus a cash source of $36.6 million in the prior year period.

Cash and cash equivalents increased $17.5 million compared to December 31, 2023, inclusive of a $2.5 million unfavorable foreign exchange rate impact. On September 30, 2024, the Company's cash and cash equivalents totaled $147.3 million including $27.2 million in money market funds, which were rated AAAm by Standard and Poor’s and Aaa-mf by Moody’s. Cash in U.S. demand deposit accounts totaled $6.7 million, and cash and cash equivalents of the Company’s non-U.S. subsidiaries totaled $134.9 million (including UK money market funds of $21.5 million) as of September 30, 2024.

Operating Activities

Net income during the first nine months of 2024 increased $5.6 million versus the comparable period in 2023. Working capital was a cash use of $39.2 million during the first nine months of 2024 versus a cash use of $13.8 million in the comparable period in 2023.

Accounts receivable was a cash use of $21.7 million during the first nine months of 2024 compared to a cash source of $25.8 million for the comparable period in 2023. Inventories were a cash use of $39.0 million in 2024 versus a cash source of $122.7 million in 2023. Accounts payable and accrued liabilities were a cash source of $27.5 million in 2024 compared to a cash use of $152.1 million for the same period in 2023.

Working capital requirements were lower in the first nine months of 2024 compared to 2023 primarily due to the changes noted above. The change in inventories working capital primarily reflects the extensive efforts to reduce inventory levels in 2023 (source of cash) versus targeted inventory builds in 2024 in advance of two Polymer plant maintenance turnarounds and a third quarter 2024 inventory build in preparation for the hurricane season (use of cash). The change in accounts payable and accrued liabilities was due in large part to lower 2024 cash outlays required to meet lower incentive-based compensation, tax and other year-end obligations closely linked to lower 2023 earnings. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2024.

Investing Activities

Cash used for investing activities decreased $131.2 million year-over-year. Cash used for capital expenditures was $86.6 million in the first nine months of 2024 versus $213.6 million in the same period of 2023. The lower capital spending in 2024 was largely attributable to reduced spending required to complete construction of the alkoxylation plant the Company is building at its Pasadena, Texas site.

For 2024, the Company estimates that total capital expenditures will be in the range of $120.0 million to $125.0 million. This full year projected spending includes completion of the new alkoxylation plant that is being built in Pasadena, Texas, along with growth initiatives, infrastructure and optimization initiatives.

Financing Activities

Cash flow from financing activities was a source of $6.9 million in 2024 versus a source of $36.6 million in 2023. The year-over-year change was primarily due to a lower level of borrowings against the Company's revolving credit facility and higher scheduled debt repayments in 2024 versus the comparable period in 2023.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the nine months ended September 30, 2024. At September 30, 2024, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased from $654.1 million on December 31, 2023 to $688.5 million on September 30, 2024, primarily due to domestic borrowings from the Company’s revolving credit facility partially offset by scheduled debt repayments. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased $16.9 million, from $524.3 million at December 31, 2023 to $541.2 million at September 30, 2024. This change reflects a cash increase of $17.5 million and a total debt increase of $34.4 million.

As of September 30, 2024, the ratio of net debt to net debt plus shareholders’ equity was 30.7 percent versus 30.0 percent at December 31, 2023 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On September 30, 2024, the Company’s debt included $311.6 million of unsecured notes, with maturities ranging from 2024 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), a $91.3 million delayed draw term loan borrowed pursuant to the Company's credit agreement, $278.7 million of short term loans borrowed under the Company's revolving credit facility and $6.9 million of foreign credit line borrowings. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs. On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027.

The Company's credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. The Company also maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of September 30, 2024, the Company had outstanding borrowings totaling $370.0 million, inclusive of a $91.3 million delayed draw term loan, and letters of credit totaling $11.4 million under the Credit Agreement, with $59.9 million remaining available. As of September 30, 2024, the Company also had an outstanding letter of credit of $8.7 million under the CIC Credit Agreement.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At September 30, 2024, the Company’s foreign subsidiaries had $6.9 million of outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These debt covenants also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain an existing maximum net leverage ratio, as defined within the agreements, not to exceed 3.75 to 1.00.

3.	The Company is required to maintain net worth of at least $750.0 million.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of September 30, 2024.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2024 and 2023, the Company’s expenditures for capital projects related to environmental matters were $7.0 million and $7.1 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $40.0 million and $27.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.5 million to $48.9 million at September 30, 2024 and $20.6 million to $49.4 million at December 31, 2023. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $21.5 million at September 30, 2024 and $20.6 million at December 31, 2023. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $2.2 million for the nine months ended September 30, 2024, compared to $11.4 million for the same period in 2023.

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

OUTLOOK

Management is pleased that several of its Surfactant businesses delivered strong volume growth in the quarter. Agricultural sales volumes grew double-digits in the third quarter, which aligns with the Company's expectations for a second half 2024 recovery. Rigid Polyols demand should increase as the market gets more macro-economic clarity and the interest rate environment improves. Free cash flow should continue to improve driven by the completion of the Company's Pasadena investment, growth in market volumes, and the

Company's continued focus on cost reduction. Management believes the Company is positioned to deliver full year Adjusted EBIDTA growth and positive free cash flow.

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

	Three Months Ended
(In millions, except per share amounts)	September 30, 2024		September 30, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$23.6	$1.03	$12.6	$0.55

Deferred Compensation Income (including related investment activity)	(0.5)	(0.02)	(2.7)	(0.12)
Business Restructuring Expense	—	—	5.6	0.24
Cash Settled Stock Appreciation Rights (Income)	—	—	(0.1)	—
Environmental Remediation Expense	0.6	0.02	—	—
Cumulative Tax Effect on Above Adjustment Items	—	—	(0.7)	(0.03)
Adjusted Net Income	$23.7	$1.03	$14.7	$0.64

	Nine Months Ended
(In millions, except per share amounts)	September 30, 2024		September 30, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$47.0	$2.05	$41.4	$1.80

Deferred Compensation (Income)(including related investment activity)	(1.4)	(0.06)	(3.7)	(0.16)
Business Restructuring Expense	—	—	5.8	0.25
Cash Settled Stock Appreciation Rights (Income)	—	—	(0.2)	(0.01)
Environmental Remediation Expense	2.3	0.10	0.5	0.02
Cumulative Tax Effect on Above Adjustment Items	(0.2)	(0.01)	(0.6)	(0.02)
Adjusted Net Income	$47.7	$2.08	$43.2	$1.88

Reconciliation of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metrics to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company’s Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	Three Months Ended September 30, 2024

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$26.3	$15.2	$3.7	$(21.3)	$23.9
Depreciation and Amortization	17.9	8.2	1.5	0.5	28.1
Other, Net Income	—	—	—	1.0	1.0
EBITDA					$53.0
Deferred Compensation	—	—	—	(0.4)	(0.4)
Environmental Remediation	—	—	—	0.5	0.5
Adjusted EBITDA	$44.2	$23.4	$5.2	$(19.7)	$53.1

	Three Months Ended September 30, 2023

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$15.4	$21.8	$2.4	$(20.1)	$19.5
Depreciation and Amortization	16.3	7.9	1.5	0.6	26.3
Other, Net Income	—	—	—	(0.7)	(0.7)
EBITDA					$45.1
Deferred Compensation	—	—	—	(2.7)	(2.7)
Cash Settled SARs	(0.1)	—	—	—	(0.1)
Business Restructuring	—	—	—	5.6	5.6
Environmental Remediation	—	—	—	0.1	0.1
Adjusted EBITDA	$31.6	$29.7	$3.9	$(17.2)	$48.0

	Nine Months Ended September 30, 2024

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$69.4	$37.2	$15.3	$(59.2)	$62.7
Depreciation and Amortization	53.5	24.4	4.5	1.3	83.7
Other, Net Income	—	—	—	4.6	4.6
EBITDA					$151.0
Deferred Compensation	—	—	—	(1.4)	(1.4)
Environmental Remediation	—	—	—	2.3	2.3
Adjusted EBITDA	$122.9	$61.6	$19.8	$(52.4)	$151.9

	Nine Months Ended September 30, 2023

($ in millions)	Surfactants	Polymers	Specialty Products	Unallocated Corporate	Consolidated
Operating Income	$57.5	$48.1	$8.7	$(56.0)	$58.3
Depreciation and Amortization	47.7	24.5	4.3	1.9	78.4
Other, Net Income	—	—	—	3.3	3.3
EBITDA					$140.0
Deferred Compensation	—	—	—	(3.7)	(3.7)
Cash Settled SARs	(0.1)	—	—	—	(0.1)
Business Restructuring	—	—	—	0.5	0.5
Environmental Remediation	—	—	—	5.8	5.8
Adjusted EBITDA	$105.1	$72.6	$13.0	$(48.2)	$142.5

Reconciliation of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2024	December 31, 2023
Current Maturities of Long-Term Debt as Reported	$339.8	$252.9
Long-Term Debt as Reported	348.7	401.2
Total Debt as Reported	688.5	654.1
Less Cash and Cash Equivalents as Reported	(147.3)	(129.8)
Net Debt	$541.2	$524.3
Equity	$1,219.4	$1,216.5
Net Debt plus Equity	$1,760.6	$1,740.8
Net Debt/Net Debt plus Equity	31%	30%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2023 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The defensive measures and training that we take to limit and manage threats, especially cyber-related and social engineering threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, we determined in July 2024 that one of the Company’s subsidiaries in Asia was the victim of criminal social engineering scheme that resulted in a series of fraudulently-induced outbound payments for which the Company recognized pre-tax charges of $3,500,000 and $3,300,000 for the quarters ended June 30, 2024 and September 30, 2024, respectively. See Note 17, Other Matter, of the notes to the Company’s condensed consolidated financial statements for additional details regarding the criminal social engineering scheme. Fraudulent activities committed against us could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2024:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 2024	1,583	(2)	$90.45	—	$125,050,905
August 2024	—		—	—	$125,050,905
September 2024	162	(3)	$75.76	—	$125,050,905

Total	1,745		$89.09	—	$125,050,905

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
(2)
Includes 1,571 and 12 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights and the distribution of restricted stock units, respectively.
(3)
Includes 28 and 134 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights and the distribution of restricted stock units, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STEPAN COMPANY

Date: November 6, 2024

/s/ Samuel S. Hinrichsen
Samuel S. Hinrichsen
Vice President and Interim Chief Financial Officer