Form 10-K
period 2024-12-31
STEPAN CO
filed 2025-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Aggregate market value at June 30, 2024, of voting and non-voting common stock held by nonaffiliates of the registrant: $1,755,684,034*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2024:

Class	Outstanding at January 31, 2025
Common Stock, $1 par value	22,504,117

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders expected to be held April 29, 2025.

* Based on reported ownership by all directors and executive officers at June 30, 2024.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2024

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
•
international business risks, including trade and currency restriction, fluctuations in currency exchange rates, market conditions, legal restrictions and taxes;
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
•
interruption of, damage to or compromise of the Company’s IT systems, failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company;
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

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. In January 2022, the Company’s Elwood, Illinois (Millsdale) facility suffered power outages that caused temporary shutdowns and further related operational issues. The Company’s operations have not experienced any other plant shutdowns or material adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service dips or interruptions from third party energy suppliers generally caused by their mechanical failure or severe weather conditions.

The principal raw materials used by the Company are petroleum- or plant-based. For 2025, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

Compliance with Government Regulations

We operate in a number of jurisdictions and are subject to numerous international, federal, state and local laws and regulations covering a wide variety of subject matters. We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include, without limitation, laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Toxic Substances Control Act

(TSCA), the Resource Conservation and Recovery Act (RCRA) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), among others. Some of our operations are required to hold environmental permits and licenses to be compliant and certain of our businesses are also impacted by these laws.

Compliance with applicable foreign, federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, involved capital expenditures by the Company of $12.0 million during 2024. These expenditures represented approximately 10 percent of the Company’s total 2024 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $51.3 million in 2024. In addition, in response to recent regulations limiting the amount of 1,4 dioxane in certain consumer products, the Company made capital expenditures to modify its manufacturing process to reduce 1,4 dioxane content in ethoxylated surfactants. These 1,4 dioxane-related capital investments positioned the Company to continue serving existing customers and pursue new market opportunities. Compliance with regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Human Capital Resources

On December 31, 2024 and December 31, 2023, the Company employed 2,396 and 2,389 persons, respectively. We view our employees as essential to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier and more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

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

We depend on our highly skilled workforce to reach our business goals, and through a robust commitment to promote safety and well-being, enable professional development, and provide competitive benefits, the Company aims to attract and retain top talent. We value the fact that we have an inclusive and engaged community of workers, and our goal is to create workplace environments built on respect, safety, strong teamwork, and high competency. Employee feedback is regularly solicited on workplace practices and culture. Results from these surveys are used at the corporate and site levels to define needs and develop improvement plans. Across our operations, employees are encouraged and supported in developing the technical and leadership skills they need to excel at their work and to advance in their roles. The Company provides an array of opportunities, including leadership training, technical training and certifications, language training, and educational assistance. Developing our talent pipeline and retaining our skilled labor force is a key focus, and our objective is to support employees’ progress toward their professional goals through opportunities within the Company. Employees receive comprehensive and competitive benefits packages aimed at attracting top talent and supporting needs for work-life balance. Employees are rewarded for their positive contributions to Company success with Pay-for-Performance incentives, profit sharing and an employee stock ownership plan.

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

The website also makes available, among other things, the Company’s code of conduct, corporate governance guidelines and the charters for the audit, compliance, human capital and compensation and nominating and corporate governance committees of the Company's Board of Directors.

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

The executive officers of the Company, their ages and certain other information as of February 27, 2025, are as follows:

Name	Age	Title	Year First Elected Officer
Luis E. Rojo	52	President and Chief Executive Officer	2018
Sean T. Moriarty	55	Vice President and General Manager –Surfactants	2017
Jason S. Keiper	51	Vice President and Chief Technology and Sustainability Officer	2019
David G. Kabbes	62	Vice President, General Counsel and Secretary	2019
Richard F. Stepan	48	Vice President and General Manager –Polymers	2021
Robert J. Haire	52	Executive Vice President, Supply Chain	2023
Sharon N. Purnell	47	Vice President and Chief Human Resources Officer	2023
Samuel S. Hinrichsen	45	Vice President and Interim Chief Financial Officer	2024

Luis E. Rojo has served the Company as President and Chief Executive Officer since October 2024. From April 2018 to October 2024, Mr. Rojo served as Vice President and Chief Financial Officer. From February 2018 to April 2018, he served as Global Hair Care Finance Director at Procter & Gamble Co. (P&G), a branded consumer packaged goods company. From April 2014 to February 2018, he served as NA Hair Care Finance Director at P&G.

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

David G. Kabbes has served the Company as Vice President, General Counsel and Secretary of the Company since July 2019. From January 2018 to June 2019, Mr. Kabbes served as Executive Vice President, Corporate Affairs and Chief Legal Officer of Bunge Limited, an agricultural and food ingredient company. As previously disclosed, Mr. Kabbes will retire from the Company on March 14, 2025.

Richard F. Stepan has served the Company as Vice President and General Manager – Polymers since January 2021. From January 2019 through December 2020, Mr. Stepan served as Vice President, Consumer Products of the Company.

Robert J. Haire has served the Company as Executive Vice President, Supply Chain since May 2023. From January 2016 to May 2023, Mr. Haire served as Senior Vice President Operations, Performance Chemicals at Ingevity Corporation, a manufacturer of performance chemicals and materials.

Sharon N. Purnell has served the Company as Vice President and Chief Human Resources Officer since September 2023. From October 2021 to September 2023, Ms. Purnell served as Chief Human Resources Officer of Streamland Media, Inc., a media production company. From January 2021 to October 2021, she worked as a consultant for SNP Consulting, a human resources consulting firm. From January 2016 to January 2021 Ms. Purnell served as Vice President Human Resources of Riddle Sports Group, Inc., a sports equipment manufacturer.

Samuel S. Hinrichsen has served the Company as Vice President and Interim Chief Financial Officer since October 2024. From January 2023 through October 2024, Mr. Hinrichsen served as the Company’s Global Finance Director. From January 2022 to December 2022, he served as the Company’s Finance Director, Business Units and Procurement Finance. From June 2018 to January 2022, he served as Global Finance Director at CMC Materials Inc., a global supplier of consumable materials to semiconductor manufacturers.

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

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, pandemic, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. For example, in 2022, unplanned weather-related production disruptions at the Company’s Elwood, Illinois (Millsdale) facility impacted Polymer operations. In 2024, the operations of the Millsdale facility were negatively affected by a flood event. Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

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

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials can be subject to periods of rapid and significant instability. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, regulatory developments with respect to and restrictions on the transport of raw materials (some of which may be viewed as hazardous), currency exchange rates, political instability or terrorist attacks, all of which are beyond the Company’s control. For example, most recently in 2022, supply chain disruptions and inflationary pressures have led to increases in raw material prices for the Company, particularly during periods of heightened inflation such as the 2022 timeframe. The Company may not be able to pass increased raw material or energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. In addition, the Company’s suppliers are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. Certain of our suppliers’ facilities are located in areas where unplanned disruptions are more likely. In the event of supply disruptions, raw materials may not be available to the Company in amounts sufficient to meet our requirements, and alternative raw materials may not be available, may cost substantially more or may take a significant amount of time for the Company to qualify. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, or manage any interruption to the supply of raw materials or energy, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies heavily on third-party transportation to deliver raw materials to Company manufacturing facilities and ship products to Company customers. Disruptions in transportation or significant changes in transportation costs have affected and could continue to affect the Company’s business, financial position, results of operations and cash flows.

The Company relies heavily on railroads, ships, and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished products to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, technological problems, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation regulations. If the Company, its suppliers or third-party transportation operators experience transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished products, which could result in a material adverse effect on Company revenues, costs and operating results. For example, recent conflicts in the Middle East region have contributed to increased shipping costs and transportation times for certain raw materials and products.

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. 1,4 dioxane is generated as a by-product during the manufacture of certain of the Company’s surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, permitted no more than 2 ppm and 1 ppm, respectively, of 1,4 dioxane in cleaning and personal care products and 10 ppm in cosmetics products. California has published proposed regulations on cleaning and personal care products containing 1,4 dioxane; other U.S. states are also considering regulating 1,4 dioxane levels in consumer products. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. Under TSCA, USEPA identified 1,4 dioxane as a high priority chemical and issued its final risk evaluation and risk determination, concluding that 1,4 dioxane poses an unreasonable risk of injury to human health. US EPA will now progress to the risk management phase, in which it is expected to implement risk management measures to mitigate any identified risks. The European Union is also expected to propose a regulatory limit for 1,4 dioxane content in surfactants. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products to comply with New York’s regulations. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We have modified our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulations that contain low/no dioxane surfactants.

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

In addition, increasingly stringent regulation of human exposure to ethylene oxide by regulatory authorities in the United States could require material expenditures or changes in our manufacturing operations. The Company uses ethylene oxide at its Winder, Georgia and Elwood, Illinois (Millsdale) facilities and expects to use ethylene oxide at its Pasadena, Texas facility. The Company uses ethylene oxide in a closed loop process to manufacture surfactants that are used in products such as laundry detergents. The Company does not manufacture ethylene oxide, nor does it use ethylene oxide as a fumigant. Ethylene oxide is listed as a hazardous air pollutant under the Clean Air Act, as amended, emissions of which are regulated by the USEPA and other regulatory authorities. In 2020, Georgia adopted a law requiring any spill or release of ethylene oxide that occurs outside of normal operations to be reported to the state within 24 hours. In 2024, the USEPA issued a rule requiring that covered facilities conduct fenceline monitoring for ethylene oxide and install certain control and monitoring devices. Georgia and Illinois legislators have proposed legislation that would impose additional restrictions on the use of ethylene oxide. The USEPA is considering new standards for ethylene oxide emissions. While our production facilities have not yet been materially affected by changes in ethylene oxide regulation, any additional regulatory restrictions on the use or emission of ethylene oxide by facilities could impair our ability to manufacturer certain products in affected locations, including at our Winder, Georgia, Elwood, Illinois (Millsdale) and Pasadena, Texas facilities.

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

Doing business on a worldwide basis requires the Company to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act 2010 (the Bribery Act), as well as the laws of the other countries where the Company does business. These laws and regulations can apply to companies and individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA, the Bribery Act and similar laws prohibit, among other things, the Company and its officers, directors, employees and business partners, including joint venture partners and agents acting on the Company’s behalf, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Part of the Company’s business may involve dealings with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the Bribery Act. The Company is also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring Company personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. The Company’s global operations, including in countries with high levels of perceived corruption, expose it to the risk of violating, or being accused of violating, anti-corruption laws. Any failure on the part of the Company to successfully comply with these laws and regulations may expose the Company to reputational harm as well as significant sanctions, including criminal fines, imprisonment of its employees or representatives, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance with these laws can increase the cost of doing business globally. The Company maintains policies and procedures designed to assist the Company and its subsidiaries in complying with applicable anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by Company employees or representatives for which the Company may be held responsible, and any such violation could materially and adversely affect the Company’s reputation, as well as its business, financial position and results of operations and cash flows.

International Operations Risks

The Company’s results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

The Company has substantial operations outside the United States. In the year ended December 31, 2024, the Company’s sales outside of the United States constituted approximately 45 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

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

The Company is subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of its operations and corporate structure. The Company is also subject to intercompany pricing laws, including those relating to the flow of funds between its entities pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions the Company has taken or intends to take regarding the tax treatment or characterization of any of the Company’s transactions, including the tax treatment or characterization of the Company’s indebtedness. The Company may also make certain tax elections, such as bonus depreciation, that could prevent the Company from fully benefiting from tax deductions such as the global intangible low-taxed income deduction or utilizing tax credits such as foreign tax credits. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of the Company’s transactions, or the Company makes tax elections that impact other tax benefits, the potential resulting disallowance of deductions, imposition of withholding taxes on internal deemed transfers or other consequences could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2024, the Company had $311.7 million of debt on its balance sheet consisting of senior unsecured notes with maturities ranging from 2025 through 2032. In addition, the Company is party to a credit agreement providing for a $350.0 million revolving credit facility and a $100.0 million delayed-draw term loan credit facility; as of December 31, 2024, the Company had $313.7 million outstanding borrowings and $4.2 million outstanding letters of credit under the credit agreement with $122.1 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2024, the Company’s foreign subsidiaries had no outstanding debt.

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

General Risks

Interruption of, damage to or compromise of the Company’s information technology (IT) systems, failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information and communications technology and related systems. Despite the security measures the Company has in place, the Company’s customers’ and suppliers’ information and operational technology systems could be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from system failures, including network outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nation-states and nation-state-sponsored organizations. We anticipate that the risk of cybersecurity attacks will increase as artificial intelligence is increasingly used to identify vulnerabilities and conduct increasingly sophisticated attacks. In addition, if a material, actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers or suppliers. Any such material disruptions or breaches of security could have a material adverse effect on our business, financial position, results of operations and cash flows.

The defensive measures and training that the Company takes to limit and manage threats, especially cyber-related and social engineering threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, as previously disclosed, the Company determined in July 2024 that one of its subsidiaries in Asia was the victim of criminal social engineering scheme that resulted in a series of fraudulently-induced outbound payments for which the Company recognized pre-tax charges of $3.5 million and $3.3 million for the quarters ended June 30, 2024, and September 30, 2024, respectively. See Note 24, Other Matter, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details regarding the criminal social engineering scheme. Fraudulent activities committed against the Company could have a material adverse effect on its business, financial position, results of operations and cash flows.

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

Although the Company has put in place the cybersecurity policies, procedures and processes described above, the Company remains exposed to cybersecurity attacks and incidents and misuse or manipulation of any of its IT systems, which could have a material adverse effect on its business strategy, results of operations or financial condition. As of the filing of this Form 10-K, we are not aware of any attacks, incidents, misuse or manipulation that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. For risks associated with cybersecurity threats, see the risk factor “Interruption of, damage to or compromise of the Company’s information technology (IT) systems, failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.” included in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

The Audit Committee of the Company’s Board of Directors (the Audit Committee) oversees the Company’s cybersecurity risk management. The Audit Committee receives quarterly reports on cybersecurity risks and risk management from the Company’s Chief Information Officer. The Company’s Chief Information Officer, who reports to the President and Chief Executive Officer, is in charge of assessing and managing our risks related to cybersecurity and oversees a team of full-time cybersecurity specialist employees. Utilizing the processes noted above, this team remains informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. The Company’s Chief Information Officer has served in a variety of IT and cybersecurity roles for more than twenty-five years, including serving in IT infrastructure, cybersecurity, enterprise application, and project management office leadership roles for both public and privately held companies in the chemical, pharmaceutical, and manufacturing industries. He has earned the IT Infrastructure Library (ITIL) Service Master Certification. The Company’s Cybersecurity Senior Manager, who reports to the Chief Information Officer, has earned multiple cybersecurity industry certifications and has over fifteen years of IT and cybersecurity experience. The Company’s cybersecurity program and cybersecurity practices are reviewed by internal and external auditors. The Company’s cybersecurity team provides periodic reports to such auditors.

Item 2. Properties

The following are the Company’s principal physical properties. Unless otherwise noted, the listed properties are owned by the Company. Management believes that the Company’s facilities are suitable and adequate for the Company’s current operations.

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4.0 million for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2024. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in penalties and the Company believes it may have exposure for this claim; however, at this stage, the Company is unable to predict the ultimate outcome of this claim, the allocation of costs among potentially responsible parties or what impact, if any, the outcome might have on the Company’s financial position, results of operations or cash flows. Based on current information, the Company believes that its recorded liability is reasonable; however, depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Brazil Tax Rescission Action

In March 2017, the Brazil Supreme Court ruled that ICMS (State VAT) does not represent a Company’s revenue and should not be included in the calculation basis of certain indirect taxes (PIS/COFINS). Based on the Supreme Court’s decision, the Company’s Brazilian subsidiary filed a lawsuit on March 23, 2017 to recover PIS/COFINS overpayments. The Company’s recovery case was successful and became final in November 2018. In May 2021, the Brazil Supreme Court modulated its original decision so that only taxpayers that had filed lawsuits before March 15, 2017, should recover prior PIS/COFINS overpayments. On June 12, 2023, the Brazil National Treasury filed a rescission action against the Company’s Brazilian subsidiary to rescind its use of the PIS/COFINS tax credits for the period from March 23, 2012, to March 15, 2017. In September and October 2024, the Brazil Superior Court and Supreme Court, respectively, ruled that the generally held two-year “res judicata” principle would start from the May 2021 ruling and not the final ruling in prior taxpayer cases (e.g., November 30, 2018, for the Company’s case). Based on current information, the Company believes that its recorded liability is reasonable; however, depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SCL.

As of January 31, 2025, there were 1,912 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by banks, brokers and other institutions holding shares of the Company’s common stock on behalf of their customers.

(b)
Below is a summary by month of shares purchases by the Company during the fourth quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October	75	(2)	$75.54	—	$125,050,905
November	150	(3)	$77.67	—	$125,050,905
December	1,482	(4)	$66.30	—	$125,050,905

Total	1,707		$67.71	—	$125,050,905

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
(2)
Consists of 75 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units.
(3)
Consists of 87 shares and 63 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs and the distribution of restricted stock units, respectively.
(4)
Consists of 400 shares and 1,082 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs and the distribution of restricted stock units, respectively.

(c)
Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2019, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2019 and shows the cumulative total return as of each December 31 thereafter.

Item 6. (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Presentation of Information

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2023 and 2024. For a discussion of changes from the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 29, 2024).

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 70 percent of the Company’s consolidated net sales in 2024, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore).

Polymers - Polymers, which accounted for 27 percent of consolidated net sales in 2024, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales in 2024, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey site.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company income and expenses. Compensation expense is recognized when the value of the Company’s common stock and mutual fund investment assets held for the plans increase, and compensation income is recognized when the value of the Company’s common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2024	2023	Change
Deferred Compensation (Administrative expenses)	$(2.2)	$(4.4)	$2.2	(1)
Investment Income (Other, net)	1.3	0.8	0.5
Realized/Unrealized Gains on Investments (Other, net)	3.3	4.3	(1.0)
Pretax Income Effect	$2.4	$0.7	$1.7

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2023	2022	Change
Deferred Compensation (Administrative expenses)	$(4.4)	$9.4	$(13.8)	(1)
Investment Income (Other, net)	0.8	1.7	(0.9)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	4.3	(8.0)	12.3
Pretax Income Effect	$0.7	$3.1	$(2.4)
(1)
See the Segment Results – Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2024	2023	2022	2021
Company Stock Price	$64.70	$94.55	$106.46	$124.29

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-over-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income statement line items for 2024 compared to 2023 and 2023 compared to 2022:

	For the Year Ended December 31,			Increase (Decrease) Due to Foreign
(In millions)	2024	2023	Increase (Decrease)	Currency Translation
Net Sales	$2,180.3	$2,325.8	$(145.5)	$(2.5)
Gross Profit	272.2	277.6	(5.4)	(1.0)
Operating Income	70.5	58.6	11.9	(0.8)
Pretax Income	60.4	48.4	12.0	0.1

	For the Year Ended December 31,			Increase Due to Foreign
(In millions)	2023	2022	Decrease	Currency Translation
Net Sales	$2,325.8	$2,773.3	$(447.5)	$27.1
Gross Profit	277.6	427.1	(149.5)	2.1
Operating Income	58.6	207.3	(148.7)	0.6
Pretax Income	48.4	188.7	(140.3)	0.2

Results of Operations

2024 Compared with 2023

Summary

Net income in 2024 increased $10.2 million, or 25 percent, to $50.4 million, or $2.20 per diluted share, from $40.2 million, or $1.75 per diluted share in 2023. Adjusted net income was $50.5 million, or $2.20 per diluted share in 2024 versus $50.7 million, or $2.21 per diluted share in 2023 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $186.8 million in 2024, up 13 percent, versus $165.8 million in 2023. Adjusted EBITDA was $187.0 million in 2024, up 4 percent, versus $180.0 million in 2023. (See the “Reconciliation of non-GAAP EBITDA and Adjusted EBITDA” section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in 2024 compared to 2023. A detailed discussion of segment operating performance for 2024, compared to 2023, follows the summary.

Consolidated net sales decreased $145.5 million, or six percent, between years. Lower average selling prices negatively impacted the year-over-year change in net sales by $160.3 million. The decrease in average selling prices was mainly attributable to the pass-through of lower raw material costs and competitive activity within certain end markets. Consolidated sales volume increased one percent and positively impacted the year-over-year change in net sales by $17.3 million. Surfactant and Specialty Products sales volume increased two percent and seven percent, respectively. Polymer sales volume decreased four percent. Foreign currency translation negatively impacted the year-over-year change in net sales by $2.5 million, primarily due to a stronger U.S. dollar against the Brazilian real and Mexican peso.

Operating income in 2024 increased $11.9 million, or 20 percent, versus operating income in 2023. Surfactant and Specialty Products operating income increased $13.2 million and $9.4 million, respectively, year-over-year. Polymer operating income decreased $20.1 million in 2024 versus 2023. Corporate expenses, including deferred compensation, environmental remediation, business restructuring, asset/goodwill/other intangibles impairment charges and expenses associated with a criminal social engineering scheme impacting one of the Company’s subsidiaries in Asia, decreased $9.4 million, or 11 percent, year-over-year. Most of this decrease was attributable to the non-recurrence of business restructuring and asset/goodwill/other intangibles impairment expenses ($14.0 million) in 2023, partially offset by $6.8 million of expenses associated with a criminal social engineering scheme in 2024. Foreign currency translation had a $0.8 million negative impact on operating income year-over-year.

Operating expenses (including deferred compensation, business restructuring and asset/goodwill/other intangibles impairments) decreased $17.3 million, or eight percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $2.7 million, or six percent, between years primarily due to lower salary expenses resulting from workforce productivity measures implemented in late 2023 and lower bad debt provision expenses in 2024 versus 2023.
•
Administrative expenses increased $5.1 million, or five percent, year-over-year. This increase was primarily due to a $6.8 million expense recognized for a criminal social engineering scheme impacting one of the Company’s subsidiaries in Asia, higher expenses associated with the CEO transition in the fourth quarter of 2024 and higher environmental reserve expenses. The higher environmental expenses reflect a reserve adjustment for environmental costs related to property formerly owned and operated by the Company in Wilmington, Massachusetts. Lower salary expenses, resulting from productivity measures implemented in late 2023, partially offset the above.
•
Research, development and technical service (R&D) expenses decreased $3.4 million, or six percent, year-over-year primarily due to lower salary expenses resulting from workforce productivity measures implemented in late 2023.
•
Deferred compensation expense decreased $2.2 million, year-over-year, primarily due to a smaller increase in the value of mutual fund investment assets held for the plans during 2024 versus 2023. Additionally, the market price of the Company’s common stock decreased $29.85 per share in 2024 versus an $11.91 per share decrease during 2023. See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.
•
The Company did not incur any business restructuring and asset impairment expense in 2024 versus $12.0 million in 2023. The 2023 expenses were primarily attributable to a $5.5 million restructuring reserve, recorded in the third quarter of 2023, associated with the Company’s voluntary early retirement offering to eligible employees and $2.9 million of restructuring expense, associated with workforce productivity measures, recognized in the fourth quarter of 2023. The Company also recognized $3.2 million of asset impairment charges in the fourth quarter of 2023. These asset impairment charges mainly related to assets that were no longer in use and the write-off of engineering costs associated with projects the Company no longer deemed viable. See Note 22, Business Restructuring and Assets Impairment, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
•
The Company did not recognize any goodwill or other intangible impairment expense in 2024 versus $2.0 million in 2023. In 2023, the Company recognized $1.0 million of goodwill impairment expense related to its Colombia reporting unit and $1.0 million of goodwill and other intangibles impairment expense related to its Lipid Nutrition reporting unit. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Net interest expense in 2024 increased $2.1 million, or 17 percent, versus the prior year. This increase was primarily attributable to higher interest rates on the Company’s revolving credit facility in 2024 versus 2023 along with higher interest expense in Latin America associated with a one-time tax proceeding reserve.

Other, net was $4.1 million of income in 2024 versus $1.9 million of income in 2023. The Company recognized $4.6 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2024 compared to $5.2 million of investment gains in 2023. In addition, the Company recognized $2.3 million of lower foreign exchange losses in 2024 than in 2023 ($1.4 million of foreign exchange losses in 2024 versus $3.7 million of foreign exchange losses in 2023). The Company also recognized $1.0 million of net periodic pension and other retirement obligations income in 2024 versus $0.4 million of income in 2023.

The Company’s effective tax rate was 16.7 percent in 2024 versus 16.9 percent in 2023. This small decrease was comprised of various offsetting items. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended December 31,
Net Sales	2024	2023	Decrease	Percent Change
Surfactants	$1,532,115	$1,602,819	$(70,704)	-4
Polymers	584,905	642,471	(57,566)	-9
Specialty Products	63,254	80,478	(17,224)	-21
Total Net Sales	$2,180,274	$2,325,768	$(145,494)	-6

(In thousands)	For the Year Ended December 31,
Operating Income	2024	2023	Increase (Decrease)	Percent Change
Surfactants	$85,618	$72,399	$13,219	18
Polymers	40,623	60,770	(20,147)	-33
Specialty Products	20,908	11,476	9,432	82
Segment Operating Income	$147,149	$144,645	$2,504	2
Corporate Expenses, Excluding Deferred Compensation, Business Restructuring and Asset Impairment and Goodwill and Other Intangibles impairment	74,514	67,655	6,859	10
Deferred Compensation Expense	2,155	4,371	(2,216)	-51
Business Restructuring and Asset Impairment and Goodwill and Other Intangibles Impairment	—	14,006	(14,006)	-100
Total Operating Income	$70,480	$58,613	$11,867	20

Surfactants

Surfactant net sales in 2024 decreased $70.7 million, or four percent, versus the prior year. Lower average selling prices negatively impacted the change in net sales by $97.2 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive pressure within certain end-use markets. Foreign currency translation had a $12.9 million unfavorable impact on the year-over-year change in net sales. Sales volume increased two percent and favorably impacted the change in net sales by $39.4 million. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	Increase (Decrease)	Percent Change
North America	$894,105	$949,218	$(55,113)	-6
Europe	263,841	289,010	(25,169)	-9
Latin America	319,438	304,870	14,568	5
Asia	54,731	59,721	(4,990)	-8
Total Surfactants Segment	$1,532,115	$1,602,819	$(70,704)	-4

Net sales for North American operations decreased $55.1 million, or six percent, between years. Lower average selling prices had a $40.8 million unfavorable impact on the year-over-year change in net sales. The lower average selling prices were primarily due to the pass-through of lower raw material costs and less favorable product mix. Sales volume declined one percent and negatively impacted the year-over-year change in net sales by $13.8 million. The lower sales volume primarily reflects lower demand for products sold into agricultural end markets due to customer and channel inventory destocking during the first half of 2024. In addition, sales volume into the personal care end markets was negatively impacted by operational issues, partially related to a flood event at the Millsdale site, during the first half of 2024. Higher demand for products sold into the oil field end markets and to our distribution partners partially offset the aforementioned decreases. Foreign currency translation negatively impacted the change in net sales by $0.5 million.

Net sales for European operations decreased $25.2 million, or nine percent, primarily due to lower average selling prices that negatively impacted the change in net sales by $45.8 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity within certain end-use markets. Sales volume increased six percent and positively impacted the change in net sales by $17.8 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning and personal care end markets and to our distribution partners. Foreign currency translation positively impacted the year-over-year change in net sales by $2.8 million. A weaker U.S. dollar relative to the British pound sterling and European euro led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $14.6 million, or five percent, primarily due to a nine percent increase in sales volume which positively impacted the year-over-year change in net sales by $26.3 million. The higher sales volume was primarily due to higher demand for products sold into the laundry and cleaning and agricultural end markets combined with higher demand for products sold to our distribution partners. Higher average selling prices positively impacted the change in net sales by $2.0 million. A stronger U.S. dollar relative to the Brazilian real and Mexican peso led to a $13.7 million unfavorable foreign currency translation effect.

Net sales for Asian Surfactant operations decreased $5.0 million, or eight percent, year-over-year. Lower average selling prices, the unfavorable impact of foreign currency translation and a one percent decrease in sales volume negatively impacted the year-over-year change in net sales by $3.1 million, $1.5 million and $0.4 million, respectively. The decline in average selling prices reflects the pass-through of lower raw material costs. The decline in sales volume primarily reflects lower demand for products sold into the commodity laundry and cleaning markets that was partially offset by higher demand from our distribution partners and products sold to the personal care end markets.

Surfactant operating income for 2024 increased $13.2 million, or 18 percent, versus operating income reported in 2023. Gross profit increased $8.7 million, or five percent, and operating expenses decreased $4.5 million, or five percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2024	2023	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$100,603	$112,203	$(11,600)	-10
Europe	32,031	26,655	5,376	20
Latin America	40,344	25,232	15,112	60
Asia	7,115	7,267	(152)	-2
Surfactants Segment Gross Profit	$180,093	$171,357	$8,736	5
Operating Expenses	94,475	98,958	(4,483)	-5
Surfactants Segment Operating Income	$85,618	$72,399	$13,219	18

Gross profit for North American operations decreased $11.6 million, or 10 percent, due to lower average unit margins and a one percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $10.0 million and $1.6 million, respectively. The lower average unit margins were mostly attributable to less favorable product mix, higher pre-operating expenses associated with the alkoxylation production facility in Pasadena, Texas and higher expenses incurred at the Company’s Millsdale plant site due to operational issues, partially related to a flood event, during the first half of 2024.

Gross profit for European operations increased $5.4 million, or 20 percent, due to higher average unit margins, a six percent increase in sales volume and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $3.5 million, $1.6 million, and $0.2 million, respectively. The higher average unit margins primarily reflect a more favorable product mix.

Gross profit for Latin American operations increased $15.1 million, or 60 percent, primarily due to higher average unit margins and a nine percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $15.1 million and $2.2. million, respectively. The higher average unit margins were primarily due to higher demand for products sold into the agricultural end markets partially offset by a one-time tax proceeding reserve established in the fourth quarter of 2024. Foreign currency translation negatively impacted the year-over-year change in gross profit by $2.2 million.

Gross profit for Asian operations decreased $0.2 million or two percent, year-over-year due primarily to lower average unit margins and a one percent decrease in sales volume.

Operating expenses for the Surfactant segment decreased $4.5 million, or five percent, year-over-year. Most of this decrease was attributable to lower salary expenses and bad debt provision expenses.

Polymers

Polymer net sales in 2024 decreased $57.6 million, or nine percent, versus the prior year. Lower average selling prices and a four percent decrease in sales volume negatively impacted the year-over-year change in net sales by $40.0 million and $28.0 million, respectively. Foreign currency translation positively impacted the year-over-year change in net sales by $10.4 million. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	Increase (Decrease)	Percent Change
North America	$289,777	$338,979	$(49,202)	-15
Europe	246,529	259,491	(12,962)	-5
Asia and Other	48,599	44,001	4,598	10
Total Polymers Segment	$584,905	$642,471	$(57,566)	-9

Net sales for North American operations decreased $49.2 million, or 15 percent, due to a 10 percent decrease in sales volume and lower average selling prices. These items negatively impacted the year-over-year change in net sales by $32.7 million and $16.5 million, respectively. Sales volume within the commodity phthalic anhydride business decreased 32 percent primarily due to operational issues at the Millsdale plant during the first half of 2024. Sales volume of polyols used in rigid foam applications decreased nine percent year-over-year mostly due to soft demand during the second half of 2024. Sales volume of specialty polyols increased five percent year-over-year. The lower average selling prices primarily reflect the pass-through of lower raw material costs.

Net sales for European Polymer operations decreased $13.0 million, or five percent, year-over-year. Lower average selling prices and a two percent decline in sales volume negatively impacted the year-over-year change in net sales by $18.6 million and $5.7 million, respectively. The lower average selling prices were mainly due to pass-through of lower raw material costs and increased competitive activity. Foreign currency translation positively impacted the change in net sales by $11.3 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asian and Other operations increased $4.6 million, or 10 percent, primarily due to an 11 percent increase in sales volume which positively impacted the year-over-year change in net sales by $4.8 million. The higher sales volume was driven by the non-recurrence of COVID lock downs and restrictions that were in place in China in the first half of 2023 and higher demand for specialty polyols resulting from the Company’s product diversification efforts. Higher average selling prices positively impacted the change in net sales by $0.6 million. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.8 million.

Polymer operating income for 2024 decreased $20.1 million, or 33 percent, versus operating income for 2023. Gross profit decreased $20.9 million, or 23 percent, and operating expenses were down $0.7 million, or three percent, year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2024	2023	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$28,954	$45,012	$(16,058)	-36
Europe	32,119	39,373	(7,254)	-18
Asia and Other	6,930	4,496	2,434	54
Polymers Segment Gross Profit	$68,003	$88,881	$(20,878)	-23
Operating Expenses	27,380	28,111	(731)	-3
Polymers Segment Operating Income	$40,623	$60,770	$(20,147)	-33

Gross profit for North American operations decreased $16.1 million, or 36 percent, due to lower average unit margins and a 10 percent decline in sales volume. These items negatively impacted the year-over-year change in gross profit by $11.7 million and $4.3 million, respectively. The lower average unit margins were primarily due to a phthalic anhydride related catalyst write-off ($2.1 million) during the second quarter of 2024, higher expenses incurred at the Company’s Millsdale plant due to operational issues during the first half of 2024 and higher expenses associated with a planned phthalic anhydride plant maintenance shut-down in the fourth quarter of 2024.

Gross profit for European Polymer operations decreased $7.3 million, or 18 percent, year-over-year. This decrease was primarily due to lower average unit margins and a two percent decline in sales volume that negatively impacted the change in gross profit by $7.4 million and $0.9 million, respectively. The lower average unit margins primarily reflect mandatory maintenance shutdown at the Company’s Germany site and increased competitive activity in the region. Foreign currency translation had a $1.0 million favorable impact on the year-over year change in gross profit.

Gross profit for Asia and Other operations increased $2.4 million primarily due to higher average unit margins and an 11 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $2.0 million and $0.5 million, respectively. Foreign currency translation had a $0.1 million negative impact on the year-over-year change in gross profit.

Operating expenses for the Polymers segment decreased $0.7 million, or three percent, year-over-year primarily due to lower salary expenses and bad debt provision expenses.

Specialty Products

Specialty Products net sales in 2024 decreased $17.2 million, or 21 percent, versus net sales in 2023. The year-over-year decline in net sales was due to lower average selling prices that were partially offset by a seven percent increase in sales volume. Gross profit and operating income increased $9.0 million and $9.4 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to margin recovery and higher sales volume within the medium chain triglycerides (MCT)

product line. The margin recovery was primarily due to the non-recurrence of high-cost raw material inventory carryover experienced during 2023.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring, asset/goodwill/other intangibles impairment charges and other operating expenses that are not allocated to the reportable segments, decreased $9.4 million, or 11 percent, between years. The decrease was mainly due to the non-recurrence of $14.0 million of business restructuring and asset/goodwill/other intangibles impairment charges that were recognized in 2023. In addition, deferred compensation expenses were $2.2 million in 2024 versus $4.4 million in 2023, a $2.2 million decrease year-over-year. Partially offsetting the aforementioned decreases was $6.8 million of pre-tax charges associated with a criminal social engineering scheme impacting one of the Company’s subsidiaries in Asia (see Note 24, Other Matter, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).

The $2.2 million decrease in deferred compensation expense was primarily due to a smaller increase in the value of mutual fund investment assets held for the plans during 2024 versus 2023. Additionally, the market price of the Company’s common stock decreased $29.85 per share in 2024 versus an $11.91 per share decrease during 2023. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense in 2024, 2023 and 2022:

	December 31
	2024	2023	2022	2021
Company Stock Price	$64.70	$94.55	$106.46	$124.29

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

For 2024, cash generated from operating activities was a cash source of $162.1 million versus a source of $174.9 million in 2023. For 2024, investing cash outflows were $116.9 million versus cash outflows of $258.7 million in 2023. Financing activities were a cash use of $64.5 million in 2024 versus a source of $33.3 million in 2023. Cash and cash equivalents decreased by $30.2 million compared to December 31, 2023, inclusive of a $10.7 million unfavorable foreign exchange rate impact.

As of December 31, 2024, the Company’s cash and cash equivalents totaled $99.7 million including $12.6 million in money market funds and $1.2 million in U.S. demand deposit accounts. Cash and cash equivalents of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $85.9 million as of December 31, 2024. As of December 31, 2023, cash in U.S. demand deposit accounts and money market funds totaled $6.4 million and $15.1 million, respectively. The Company’s non-U.S. subsidiaries held $108.3 million of cash outside the United States as of December 31, 2023.

Operating Activities

Net income increased by $10.2 million, or 25 percent, in 2024 versus the prior year. Working capital was a cash source of $5.8 million in 2024 versus a cash source of $13.4 million in 2023.

Accounts receivable were a cash source of $9.0 million in 2024 compared to a cash source of $32.0 million in 2023. Inventories were a cash use of $37.2 million in 2024 versus a cash source of $144.8 million in 2023. Accounts payable and accrued liabilities were a cash source of $34.0 million in 2024 compared to a cash use of $158.9 million in 2023.

Working capital requirements were a slightly lower source in 2024 compared to 2023 primarily due to the changes noted above. The change in inventories working capital primarily reflects targeted inventory builds, partially related to planned maintenance turnarounds, and higher unit cost in 2024. The change in accounts payable and accrued liabilities primarily reflects higher trade payables and incentive-based compensation accruals in 2024 versus a year ago. It is management’s opinion that the Company’s liquidity is reasonably sufficient to provide for potential increases in working capital requirements during 2025.

Investing Activities

Cash used for investing activities decreased $141.7 million year-over-year and was primarily due to a $137.6 million decrease in capital expenditures. Cash used for capital expenditures was $122.8 million in 2024 versus $260.3 million in 2023. The year-over-year decrease was mainly due to a reduction in the expenditures required to construct the alkoxylation plant the Company is building at its Pasadena, Texas site. The new facility is expected to start up in the first quarter of 2025.

For 2025, the Company estimates that total capital expenditures will be in the range of $125.0 million to $135.0 million. This full year projected spending includes completion of the new alkoxylation plant that is being built in Pasadena, Texas, along with growth initiatives, infrastructure and optimization initiatives.

Financing Activities

Cash flow from financing activities was a use of $64.5 million in 2024 versus a source of $33.3 million in 2023. The year-over-year change was primarily due to a lower level of borrowings against the Company’s revolving credit facility and higher scheduled debt repayments in 2024 versus the comparable period in 2023.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. While the amounts involved may be material, such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the twelve months ended December 31, 2024, the Company did not purchase any shares of its common stock on the open market. At December 31, 2024, the Company had $125.1 million remaining for future repurchases under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt decreased $28.7 million, from $654.1 million on December 31, 2023 to $625.4 million on December 31, 2024, primarily due to scheduled debt repayments. Net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $525.7 million in 2024 versus $524.3 million in 2023.

On December 31, 2024, the Company’s debt included $311.7 million of unsecured notes, with maturities ranging from 2025 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), inclusive of a $90.0 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, and $313.7 million of short-term loans borrowed under the Company’s revolving credit facility. As of December 31, 2024, the Company had an outstanding letter of credit of $12.9 million inclusive of $4.2 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027. The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($10.0 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of December 31, 2024, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit. and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.2 million at December 31, 2024. As of December 31, 2024, the ratio of net debt to net debt plus shareholders’ equity was 31.0 percent versus 30.0 percent as of December 31, 2023 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details).

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be reasonably sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At December 31, 2024, there was no debt held by foreign subsidiaries.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of December 31, 2024.

Material Cash Requirements

At December 31, 2024, the Company’s material cash requirements included the following contractual obligations (including estimated payments by period):

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Total debt obligations (1)	$625,843	$292,807	$202,321	$70,000	$60,715
Interest payments on debt obligations (2)	28,799	$8,575	$12,030	$5,659	$2,535
Operating lease obligations (3)	84,591	17,640	22,237	15,048	29,666
Purchase obligations (4)	2,078	1,487	591	—	—
Other (5)	52,903	29,123	12,239	3,378	8,163
Total	$794,214	$349,632	$249,418	$94,085	$101,079
(1)
Excludes unamortized debt issuance costs of $0.4 million.
(2)
Interest payments on debt obligations represent interest on all Company debt at December 31, 2024. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.
(3)
The majority of operating lease obligations consist of railcar and real estate leases.
(4)
Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(5)
The “Other” category comprises deferred revenues that represent commitments to deliver products, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated and payments related to the Company’s voluntary early retirement plan.

The above table does not include $29.6 million of other non-current liabilities recorded on the balance sheet at December 31, 2024, as summarized in Note 15, Other Non-Current Liabilities, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

During the periods covered by this Form 10-K, the Company was not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations. The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made. The overfunded status (pretax) of the Company’s U.S and U.K. defined benefit pension plans was $2.3 million at December 31, 2024, versus overfunded status (pretax) of $8.2 million at December 31, 2023. See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.2 million to its U.S. defined benefit plans in 2024. U.K. did not make any defined benefit contributions to its plan in 2024. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2025 contribution requirement to the U.S. qualified defined benefit plans. The company expects to contribute $0.2 million in 2025 to the unfunded non-qualified U.S. pension plans.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2024, the Company had a total of $4.2 million of outstanding standby letters of credit from the Credit Agreement with the syndicate of banks and $8.7 million under CIC Credit Agreement.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2024, the Company’s expenditures for capital projects related to environmental matters were $12.0 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $51.3 million for 2024, $38.3 million for 2023 and $37.2 million for 2022.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $20.0 million to $44.5 million at December 31, 2024, and $20.6 million to $49.4 million at December 31, 2023. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company’s environmental and legal accruals totaled $20.0 million at December 31, 2024 as compared to $20.6 million at December 31, 2023. During 2024, cash expenditures related to environmental remediation and certain other legal matters approximated $7.0 million compared to $13.2 million in 2023.

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

See Item 3. Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a summary of the significant environmental proceedings related to certain sites.

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

When estimating a reporting unit’s fair value as part of the quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach uses a combination of EBITDA and EBITDA multiples to estimate a reporting unit’s fair value. EBITDA multiples typically mirror similar businesses or comparative companies whose securities are actively traded in public markets. Significant degradation of either EBITDA or EBITDA multiples could result in a triggering event, requiring goodwill to be tested for impairment during an interim period. The income approach takes into consideration multiple variables, including forecasted sales volume and operating income, current industry and economic conditions, historical results and other elements to calculate the present value of future cash flows. The income approach fair value calculations include estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units. The Company reported goodwill and other intangible assets impairment expenses during 2023 and goodwill impairment expenses during 2022. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional information.

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

Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share

Management uses the non-GAAP adjusted net income metric to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the transactions occurred.

	Twelve Months Ended December 31
	2024		2023		2022
(In millions, except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$50.4	$2.20	$40.2	$1.75	$147.2	$6.38

Deferred Compensation (Income) Expense (including related investment activity)	(2.4)	(0.11)	(0.7)	(0.03)	(3.1)	(0.14)
Business Restructuring/Asset Impairment Expense and Loss on Asset Disposition	—	—	12.0	0.52	0.3	0.01
Goodwill and Other Intangibles Impairment Expense	—	—	2.00	0.09	—	—
Cash Settled Stock Appreciation Rights (Income)	—	—	(0.1)	—	(0.4)	(0.01)
Environmental Remediation Expenses	2.6	0.11	1.0	0.04	11.5	0.50
Cumulative Tax Effect on Above Adjustment Items	(0.1)	—	(3.7)	(0.16)	(2.0)	(0.09)
Adjusted Net Income	$50.5	$2.20	$50.7	$2.21	$153.5	$6.65

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company’s Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Year Ended December 31,
($ in millions)	2024	2023
Operating Income	$70.5	$58.6
Depreciation and Amortization	112.2	105.3
Other, Net Income	4.1	1.9
EBITDA	$186.8	$165.8
Deferred Compensation	(2.4)	(0.7)
Cash Settled SARs	—	(0.1)
Goodwill and Other Intangibles Impairment	—	2.0
Business Restructuring/Asset Impairment	—	12.0
Environmental Remediation	2.6	1.0
Adjusted EBITDA	$187.0	$180.0

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

	December 31
(In millions)	2024	2023
Current Maturities of Long-Term Debt as Reported	$292.8	$252.9
Long-Term Debt as Reported	$332.6	$401.2
Total Debt as Reported	$625.4	$654.1
Less Cash and Cash Equivalents as Reported	$(99.7)	$(129.8)
Net Debt	$525.7	$524.3
Equity	$1,169.9	$1,216.5
Net Debt plus Equity	$1,695.6	$1,740.8
Net Debt/Net Debt plus Equity	31%	30%

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2024, the Company had forward contracts with an aggregated notional amount of $149.6 million. Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts. The fair value of all forward contracts as of December 31, 2024, was a net asset of $0.6 million. As of December 31, 2024, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $3.7 million.

Interest Rates

The Company’s debt was comprised of $311.7 million fixed-rate borrowings, $313.7 million variable-rate borrowings and no foreign subsidiaries unsecured debt as of December 31, 2024. A hypothetical 10 percent average change to short-term interest rates would result in a $1.8 million (assuming the same debt level as December 31, 2024) increase or decrease to interest expense for 2025.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $285.2 million as of December 31, 2024, which was approximately $27.0 million below the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates as of December 31, 2024, or $4.9 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2024, the Company had open forward contracts for the purchase of 0.2 million dekatherms of natural gas at a cost of $0.8 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.1 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Stepan Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Contingencies — Maywood — Refer to Note 1 and Note 16 to the Financial Statements

Critical Audit Matter Description

The Company’s Maywood property site may be exposed to liabilities for the remediation of environmental contamination. Environmental loss contingencies are evaluated based on the likelihood of the Company incurring a liability and whether a loss or range of losses is reasonably estimable. The likelihood and amount of a loss or range of losses are estimated based on currently available information and assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Past estimates for environmental liabilities are subject to adjustment as new facts emerge during the investigatory and remediation processes. Given the subjectivity of estimating the likelihood of a loss, the range of potential loss, and the amount of liability to recognize associated with the Maywood site, performing audit procedures to evaluate whether the environmental loss contingencies were appropriately recorded and disclosed as of December 31, 2024, required especially challenging, subjective, and complex auditor judgment and an increased extent of effort.

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

• We evaluated whether the assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation used by the Company to determine the estimated losses or ranges of losses were reasonable by comparing those assumptions to decisions rendered by state and Federal environmental regulatory agencies, information provided by feasibility studies and remedial action plans developed. In addition, we tested payments made on the remediation of environmental contamination.

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

February 27, 2025

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2024, 2023 and 2022

(In thousands, except per share amounts)	2024	2023	2022
Net Sales (Note 1)	$2,180,274	$2,325,768	$2,773,270
Cost of Sales	1,908,060	2,048,170	2,346,201
Gross Profit	272,214	277,598	427,069
Operating Expenses:
Selling (Note 1)	45,628	48,367	59,030
Administrative (Note 1)	98,277	93,202	102,177
Research, development and technical services (Note 1)	55,674	59,039	66,633
Deferred compensation (income) expense (Note 12)	2,155	4,371	(9,393)
	201,734	204,979	218,447
Goodwill and other intangibles impairment (Note 4)	—	2,038	978
Business restructuring and assets impairment (Note 22)	—	11,968	308
Operating Income	70,480	58,613	207,336
Other Income (Expense):
Interest, net (Note 6)	(14,182)	(12,103)	(9,809)
Other, net (Note 8)	4,141	1,881	(8,824)
	(10,041)	(10,222)	(18,633)
Income Before Provision for Income Taxes	60,439	48,391	188,703
Provision for Income Taxes (Note 9) \	10,069	8,187	41,550
Net Income	50,370	40,204	147,153

Net Income Per Common Share (Note 18):
Basic	$2.21	$1.77	$6.46
Diluted	$2.20	$1.75	$6.38
Shares Used to Compute Net Income Per Common Share (Note 18):
Basic	22,832	22,777	22,781
Diluted	22,931	22,946	23,064

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
Net Income	$50,370	$40,204	$147,153
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 19)	(59,390)	40,423	(21,567)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of tax benefit of $2,044, tax benefit of $508 and tax benefit of $894 for 2024, 2023 and 2022, respectively)	(5,888)	(1,630)	(2,857)
Amortization of prior service cost included in pension expense (net of tax expense of $2, $2 and $3 for 2024, 2023 and 2022, respectively)	8	8	6
Amortization of actuarial loss included in pension expense (net of tax expense of $104, $99 and $599 for 2024, 2023 and 2022, respectively)	292	293	1,794
Net defined benefit pension plan activity (Note 19)	(5,588)	(1,329)	(1,057)
Cash flow hedges:
Cash flow hedge activity	(1,249)	(2,174)	8,357
Reclassifications to income in period	(9)	(10)	(9)
Net cash flow hedge activity (Note 19)	(1,258)	(2,184)	8,348
Other Comprehensive Income (Loss)	(66,236)	36,910	(14,276)
Comprehensive Income (Loss)	(15,866)	77,114	132,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands)	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$99,665	$129,823
Receivables, less allowances of $10,827 in 2024 and $11,143 in 2023	388,027	422,050
Inventories (Note 5)	288,722	265,558
Other current assets	34,015	34,452
Total current assets	810,429	851,883
Property, Plant and Equipment:
Land	54,464	52,842
Buildings and improvements	399,226	335,033
Machinery and equipment	1,917,196	1,796,820
Construction in progress	275,045	400,363
	2,645,931	2,585,058
Less: Accumulated depreciation	(1,447,477)	(1,378,393)
Property, plant and equipment, net	1,198,454	1,206,665
Goodwill, net (Note 4)	91,368	97,442
Other intangible assets, net (Note 4)	42,673	52,571
Long-term investments (Note 2)	25,558	26,804
Operating lease assets (Note 7)	71,477	70,646
Other non-current assets	64,689	57,343
Total Assets	$2,304,648	$2,363,354

Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 6)	$292,807	$252,898
Accounts payable	258,787	233,031
Accrued liabilities (Note 14)	117,440	121,941
Total current liabilities	669,034	607,870
Deferred income taxes (Note 9)	9,612	10,373
Long-term debt, less current maturities (Note 6)	332,632	401,248
Non-current operating lease liability (Note 7)	57,392	58,026
Other non-current liabilities (Note 15)	66,044	69,347

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; 60,000,000 authorized shares; 27,156,436 issued shares in 2024 and 27,005,852 issued shares in 2023	27,156	27,006
Additional paid-in capital	253,779	247,032
Accumulated other comprehensive loss (Note 19)	(196,838)	(130,602)
Retained earnings	1,273,886	1,257,466
Less: Common treasury stock, at cost, 4,655,798 shares in 2024 and 4,628,072 shares in 2023	(188,049)	(184,412)
Total Stepan Company stockholders’ equity	1,169,934	1,216,490
Total Liabilities and Equity	$2,304,648	$2,363,354

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$50,370	$40,204	$147,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,197	105,338	94,650
Deferred compensation	2,155	4,371	(9,393)
Realized and unrealized (gains) losses on long-term investments	(3,323)	(4,314)	8,188
Stock-based compensation	5,347	5,741	13,851
Deferred income taxes	(10,291)	18,303	(27,452)
Goodwill and other intangibles impairment (Note 4)	—	2,038	978
Other non-cash items	2,812	5,123	1,752
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	9,036	32,007	(26,153)
Inventories	(37,178)	144,846	(99,394)
Other current assets	(1)	(4,528)	(4,354)
Accounts payable and accrued liabilities	33,970	(158,924)	54,173
Pension liabilities	(131)	(1,204)	(1,821)
Environmental and legal liabilities	(695)	(11,985)	9,547
Deferred revenues	(2,215)	(2,140)	(962)
Net Cash Provided By Operating Activities	162,053	174,876	160,763
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(122,776)	(260,335)	(301,553)
Business acquisitions, net of cash acquired (Note 20)	—	—	(9,693)
Other, net	5,831	1,669	3,156
Net Cash Used In Investing Activities	(116,945)	(258,666)	(308,090)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	19,886	104,717	186,551
Other debt borrowings (Note 6)	—	—	75,000
Other debt repayments (Note 6)	(48,571)	(37,858)	(37,857)
Dividends paid	(33,950)	(32,868)	(30,573)
Company stock repurchased	—	—	(24,949)
Stock option exercises	1,112	2,795	782
Other, net	(2,997)	(3,502)	(2,745)
Net Cash Provided By (Used In) Financing Activities	(64,520)	33,284	166,209
Effect of Exchange Rate Changes on Cash	(10,746)	6,579	(4,318)
Net Increase (Decrease) in Cash and Cash Equivalents	(30,158)	(43,927)	14,564
Cash and Cash Equivalents at Beginning of Year	129,823	173,750	159,186
Cash and Cash Equivalents at End of Year	$99,665	$129,823	$173,750

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$(12,342)	$29,558	$41,617
Cash payments of interest	$29,848	$27,951	$16,526

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

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2024

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 26,735 shares of common stock under stock option plan	1,135	27	1,108	—	—	—

Stock-based and deferred compensation	2,125	123	5,639	(3,637)	—	—

Net income	50,370	—	—	—	—	50,370

Other comprehensive income	(66,236)	—	—	—	(66,236)	—

Cash dividends paid:
Common stock ($1.510 per share)	(33,950)	—	—	—	—	(33,950)
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2024, 2023 and 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

At December 31, 2024, the Company’s cash and cash equivalents totaled $99,665,000 including $12,589,000 in money market funds each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $1,219,000, and cash and cash equivalents of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $85,857,000 as of December 31, 2024. At December 31, 2023, the Company’s cash and cash equivalents totaled $129,823,000 including $15,117,000 in money market funds, each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $6,374,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $108,332,000 as of December 31, 2023.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as non-trade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances. The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers. When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience. The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended. Payment terms extended are short term in duration, typically ranging from 30 to 60 days. The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions. This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2024, 2023 or 2022.

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

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Balance at January 1	$11,143	$11,100	$10,157
Provision charged to income	189	765	1,374
Accounts written off, net of recoveries	(505)	(722)	(431)
Balance at December 31	$10,827	$11,143	$11,100

Inventories

Inventories are valued at cost, which is not in excess of net realizable value, and include material, labor and plant overhead costs. The first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 to 40 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 30 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. The manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($90,422,000, $80,226,000, and $82,110,000 in 2024, 2023 and 2022, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income. Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

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

At December 31, 2024 and December 31, 2023, the Company’s deferred compensation liability was $31,171,000 and $39,847,000, respectively. In 2024 and 2023, approximately 20 percent of the deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock. The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets. A $1.00 increase in the market price of the Company’s common stock will result in approximately $94,000 of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Administrative expenses are comprised of salaries and related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information technology, finance, legal, and human resources. The majority of environmental remediation expenses are also classified as administrative expense. During 2024, the Company incurred $2,820,000 in severance expenses related to the departure of the Company’s former President and Chief Executive Officer.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at the discovery of new knowledge with the intent that such effort will be useful in developing and commercializing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $33,544,000, $35,732,000, and $40,902,000 in 2024, 2023 and 2022, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relate to technical services, which include routine product testing, quality control and sales service support.

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

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker (CODM) to assess segment performance and allocate resources. At December 31, 2024, the Company implemented ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures which required enhanced 2024 annual disclosures and future interim disclosures regarding significant segment expenses and other segment items that are regularly provided to the chief operating decision maker. The Company discloses segment revenue, cost of sales and operating expenses, operating income, assets, capital expenditures and depreciation and amortization expenses. The Company made these disclosures retroactively when applicable. Enterprise-wide financial information about the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about the Company’s segment reporting.

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

At December 31, 2024, the Company held open forward contracts for the purchase of 226,887 dekatherms of natural gas in 2025 at a cost of $765,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This update requires more enhanced and detailed interim and annual disclosures regarding significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (CODM). These items include the difference between segment revenue less the segment expenses that have been already disclosed under the significant expense principle and each reported measure of segment profit and loss. Also, this update requires additional disclosures about significant segments’ expenses regularly provided to CODM, disclosures of the CODM’s title and position as well as an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. These requirements are in addition to the disclosures that are currently required by Topic 280, Segment reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented in the financial statements. The implementation of ASU No. 2023-07 did not have an impact on the Company’s financial position, results of operations and cash flow but impacted the Company’s annual segment reporting disclosures and will impact all interim segment reporting disclosures after December 15, 2024. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for further details.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40). This update requires that public entities on an interim and annual basis disclose, in the notes to financial statements specified information about certain costs and expenses. ASU No. 2024-03 requires a footnote disclosure in tabular form of each expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. The disclosure would also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the effective date. The amendments in ASU No. 2024-03 are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The implementation of ASU No. 2024-03 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s interim and annual disclosures related to the relevant subtopics in this update.

2. Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2024 and 2023, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company’s cash and cash equivalents included money market funds totaling $12,589,000 and $15,117,000 at December 31, 2024 and December 31, 2023, respectively.

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

At December 31, 2024 and 2023, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $404,000 and $895,000 as of December 31, 2024 and 2023, respectively):

	December 31
(In thousands)	2024	2023
Fair value	$598,864	$627,695
Carrying value	625,843	655,041

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2024 and 2023, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,558	$25,558	$—	$—
Derivative assets:
Interest rate contracts	4,934	—	4,934	—
Foreign currency contracts	1,386	—	1,386	—
Total assets at fair value	$31,878	$25,558	$6,320	$—
Derivative liabilities:
Foreign currency contracts	$752	$—	$752	$—

(In thousands)	December 31, 2023	Level 1	Level 2	Level 3
Mutual fund assets	$26,804	$26,804	$—	$—
Derivative assets:
Interest rate contracts	6,183	—	6,183	—
Foreign currency contracts	1,018	—	1,018	—
Total assets at fair value	$34,005	$26,804	$7,201	$—
Derivative liabilities:
Foreign currency contracts	$928	$—	$928	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2024 and 2023, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with a U.S. dollar equivalent of $149,571,000 and $106,561,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At December 31, 2024, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027 which is closely aligned with the June 24, 2027 maturity of the Company’s revolving credit facility.

The fair values of the derivative instruments held by the Company on December 31, 2024, and December 31, 2023, are disclosed in Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Derivative instrument gains and losses for the years ended December 31, 2024, 2023 and 2022, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2024, 2023 and 2022, see Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023, were as follows:

	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Balance as of January 1
Goodwill	$29,781	$28,137	$73,166	$71,747	$483	$483	$103,430	$100,367
Accumulated impairment loss	(5,505)	(4,445)	—	—	(483)	—	(5,988)	(4,445)
Goodwill, net	24,276	23,692	73,166	71,747	0	483	97,442	95,922
Goodwill impairment	—	(1,060)	—	—	—	(483)	—	(1,543)
Foreign currency translation	(3,305)	1,644	(2,769)	1,419	—	—	(6,074)	3,063
Balance as of December 31
Goodwill	26,476	29,781	70,397	73,166	483	483	97,356	103,430
Accumulated impairment loss	(5,505)	(5,505)	—	—	(483)	(483)	(5,988)	(5,988)
Goodwill, net	$20,971	$24,276	$70,397	$73,166	$—	$—	$91,368	$97,442

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value. No goodwill impairment charges were recorded during 2024.

During the fourth quarter of 2023 the Company concluded that the goodwill related to its Specialty Products segment was impaired. The Specialty Products segment’s impairment resulted from the Company’s decision to exit a portion of its Lipid Nutrition business. The Company recorded a non-cash charge of $483,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of the Specialty Products operating segment’s goodwill. Also, during the fourth quarter of 2023 the Company concluded that the goodwill related to its Colombia reporting unit was impaired. The Colombia reporting unit is part of the Company’s Surfactant segment. The impairment relating to the Company’s Colombia reporting unit was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on an average of market and income-based computations. During the fourth quarter of 2023 the Company recorded a non-cash charge of $1,060,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of goodwill at the Company’s Colombia reporting unit. Goodwill impairments for Surfactants and Specialty Products segments were excluded from Surfactants and Specialty Products segment results. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2024 and 2023. The year-over-year changes in gross carrying values resulted from the effects of foreign currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
(In thousands)	2024	2023	2024	2023
Other Intangible Assets:
Patents	$7,411	$7,411	$7,095	$7,063
Non-compete agreements	329	401	329	401
Trademarks	11,567	11,662	7,749	6,705
Customer lists/relationships	45,341	49,157	18,415	16,257
Know-how (1)	29,086	29,543	17,473	15,177
Total	$93,734	$98,174	$51,061	$45,603
(1)
Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

During the fourth quarter of 2023 the Company concluded that the patents related to its Specialty Products segment were impaired as a result of the Company’s decision to exit portions of its Lipid Nutrition business. The Company did not believe that the carrying value of these patents was recoverable. The Company recorded a non-cash charge of $495,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line.

Aggregate amortization expense for the years ended December 31, 2024, 2023 and 2022, was $6,914,000, $7,368,000, and $6,835,000, respectively. The Company typically recognizes amortization expense within the Cost of Sales line item on the income statement. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/25	$6,265
For year ended 12/31/26	6,053
For year ended 12/31/27	6,053
For year ended 12/31/28	4,453
For year ended 12/31/29	3,422

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2024	2023
Finished products	$201,684	$184,828
Raw materials	87,038	80,730
Total inventories	$288,722	$265,558

6. Debt

At December 31, 2024 and 2023, debt was comprised of the following:

(In thousands)	Maturity Dates	December 31, 2024	December 31, 2023
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $99 and $191 for 2024 and 2023, respectively)	2025-2027	$42,759	$56,952
3.86% (net of unamortized debt issuance cost of $15 and $105 for 2024 and 2023, respectively)	2025	14,270	28,466
2.30% (net of unamortized debt issuance cost of $77 and $142 for 2024 and 2023, respectively)	2025-2028	39,923	49,858
2.37% (net of unamortized debt issuance cost of $83 and $148 for 2024 and 2023, respectively)	2025-2028	39,917	49,852
2.73% (net of unamortized debt issuance cost of $70 and $175 for 2024 and 2023, respectively)	2025-2031	99,930	99,825
2.83% (net of unamortized debt issuance cost of $60 and $134 for 2024 and 2023, respectively)	2026-2032	74,940	74,866
Revolving credit facility and term loan borrowing	2025	313,700	283,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency		—	11,327
Total debt		$625,439	$654,146
Less current maturities		292,807	252,898
Long-term debt		$332,632	$401,248

The Company’s long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), totaling $311,739,000 as of December 31, 2024. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2025 to 2032.

On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027. The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of December 31, 2024, the Company had outstanding letters of credit totaling $4,217,000 and $313,700,000 of outstanding borrowings under the Credit Agreement, inclusive of a $90,000,000 delayed-draw term loan ($10,000,000 of the term loan principal has been permanently repaid as scheduled). There was $122,083,000 available under the Credit Agreement as of December 31, 2024. As of December 31, 2024, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement.

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

The Company’s foreign subsidiaries had no debt outstanding at December 31, 2024.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $251,953,000 and $234,399,000 at December 31, 2024 and 2023, respectively.

Debt at December 31, 2024, matures as follows: $292,807,000 in 2025; $66,786,000 in 2026; $135,535,000 in 2027; $45,000,000 in 2028; $25,000,000 in 2029 and $60,715,000 after 2029. Debt maturing in 2025 includes $69,108,000 of scheduled repayments under long-term debt agreements. The Company’s foreign subsidiaries routinely have short-term working capital loans. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit facility entered into on June 24, 2022.

Net interest expense for the years ended December 31, 2024, 2023 and 2022, comprised the following:

(In thousands)	2024	2023	2022
Interest expense	$33,030	$29,361	$17,852
Interest income	(5,283)	(3,843)	(1,080)
	27,747	25,518	16,772
Capitalized interest	(13,565)	(13,415)	(6,963)
Interest expense, net	$14,182	$12,103	$9,809

7. Leases

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 47 percent and 36 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s four principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in the Philippines, Singapore and Lake Providence, Louisiana. As of December 31, 2024, the Company had no leases that had not commenced.

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

(In thousands)	Year ended December 31, 2024	Year ended December 31, 2023

Lease Cost
Operating lease cost	$18,424	$17,820
Short-term lease cost	11,592	10,786
Variable lease cost	1,681	2,354
Total lease cost	$31,697	$30,960
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$18,453	$17,838
Right-of-use assets obtained in exchange for new operating lease liabilities	4,715	12,134

The following table outlines maturities of lease liabilities as of December 31, 2024:

(In thousands)
Undiscounted Cash Flows:
2025	$17,640
2026	12,432
2027	9,805
2028	7,863
2029	7,185
Subsequent to 2029	29,666
Total Undiscounted Cash Flows	$84,591
Less: Imputed interest	(12,025)
Present value	$72,566
Current operating lease liabilities (1)	15,174
Non-current operating lease liabilities	57,392
Total lease liabilities	$72,566
(1)
This item is included in Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	8 Years
Weighted-average discount rate-operating leases	3.9%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Foreign exchange losses	$(1,442)	$(3,703)	$(2,871)
Investment income	1,298	859	1,757
Realized and unrealized gains (losses) on investments	3,323	4,314	(8,188)
Net periodic benefit cost	610	28	690
Other retirement obligation	352	383	(212)
Other, net	$4,141	$1,881	$(8,824)

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2024, 2023 and 2022, were as follows:

(In thousands)	2024	2023	2022
Taxes on Income
Federal
Current (1)	$2,177	$(22,215)	$39,328
Deferred (1)	(7,248)	20,268	(20,636)
State
Current (1)	(482)	(1,188)	9,875
Deferred (1)	905	444	(6,943)
Foreign
Current	18,664	13,287	19,799
Deferred	(3,947)	(2,409)	127
Total	$10,069	$8,187	$41,550
Income before Taxes
Domestic	$7,319	$11,693	$103,831
Foreign	53,120	36,698	84,872
Total	$60,439	$48,391	$188,703

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

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2024 (1)		2023		2022
(In thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$12,692	21.0	$10,162	21.0	$39,628	21.0
State income tax provision, less applicable federal tax benefit	334	0.6	(588)	(1.2)	2,316	1.2
Foreign income taxed at different rates	4,556	7.5	1,153	2.4	2,417	1.3
U.S. taxation of foreign earnings (2)	(159)	(0.3)	1,079	2.2	1,616	0.9
Unrecognized tax benefits	4,520	7.5	4,090	8.5	3,324	1.8
Prior years return to provision true-up (3)	(6,795)	(11.2)	(2,424)	(5.0)	(1,915)	(1.0)
Stock based compensation, excess tax benefits	(937)	(1.6)	(1,262)	(2.6)	(580)	(0.3)
U.S. tax credits	(5,500)	(9.1)	(4,582)	(9.5)	(4,508)	(2.4)
Non-deductible expenses and other items, net	1,358	2.3	559	1.1	(748)	(0.5)
Total income tax provision	$10,069	16.7	$8,187	16.9	$41,550	22.0

(1)
In general, all permanent differences, whether positive or negative, have a more pronounced effect on the effective tax rate the lower the pre-tax income even if year-over-year the permanent differences did not change significantly.
(2)
Includes Subpart F activity, a direct inclusion of foreign affiliate(s) income in U.S. taxable income (all years), global intangible low-taxed income (GILTI) for years 2023 and 2022. For 2024, GILTI was zero due to the High Tax Election. 2024 includes a U.S. permanent foreign exchange tax benefit recognized upon repatriation.
(3)
For 2024, amount resulted largely from a fixed asset inflationary tax benefit in Mexico. For 2023 and 2022, amounts resulted from higher federal research credit and lower GILTI.

At December 31, 2024 and 2023, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2024	2023
Deferred Tax Assets:
Pensions	$1,467	$446
Deferred revenue	2,067	2,640
Other accruals and reserves	12,324	14,638
Legal and environmental accruals	7,244	7,292
Deferred compensation	9,361	12,199
Bad debt and rebate reserves	4,950	4,916
Net operating loss carryforwards	7,615	6,512
Amortization of intangibles	52,868	37,123
Inventories	8,004	8,959
Tax credit carryforwards	19,383	13,682
Disallowed interest expense carryforwards	6,035	—
	$131,318	$108,407
Deferred Tax Liabilities:
Depreciation	$(94,012)	$(82,907)
Unrealized foreign exchange loss	(3,222)	(2,784)
Other	(2,878)	(2,991)
	$(100,112)	$(88,682)
Valuation Allowance	$(764)	$(853)
Net Deferred Tax Assets	$30,442	$18,872
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	40,054	29,245
Non-current deferred tax liabilities	(9,612)	(10,373)
Net Deferred Tax Assets	$30,442	$18,872

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

In 2024, the Company repatriated $54,464,000 between July and December from its Singapore and Canada subsidiaries. The Company incurred an incremental tax expense of $647,000 as a result of this repatriation. The effect of the adjustment on the 2024 effective tax rate was an increase of approximately 1.1 percent. In 2023, the Company repatriated $54,944,000 between July and December from its Netherlands, Singapore and Canada subsidiaries. The Company incurred an incremental tax expense of $397,000 as a result of this repatriation. The effect of the adjustment on the 2023 effective tax rate was an increase of approximately 0.8 percent. In 2022, the Company did not repatriate any cash to the U.S. parent company.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2024. The Company does not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law, which is used to determine tax-free distributions for Canadian tax purposes. In 2024, all Canadian PUC was utilized, and any future distributions would be subject to Canada’s 5.0 percent withholding tax. The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, and one of its Singapore subsidiaries to be indefinitely reinvested in foreign operations. A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2024. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company had non-U.S. tax loss carryforwards of $16,390,000 (pretax) as of December 31, 2024, and $20,113,000 as of December 31, 2023, that are available for use by the Company between 2025 and 2034. The Company generated a $8,354,000 U.S. tax loss in 2024 primarily due to a portion of the Pasadena assets being placed into service. This U.S. loss is expected to be utilized in 2025 or 2026.

The Company had tax credit carryforwards of $19,383,000 as of December 31, 2024, and $13,682,000 as of December 31, 2023, that are available for use by the Company between 2025 and 2044. The Company had non-U.S. capital loss carryforwards of $560,000 as of December 31, 2024, and $608,000 as of December 31, 2023. The Company’s capital loss carryforwards do not expire.

As of December 31, 2024 and 2023, the Company had valuation allowances of $764,000 and $853,000, respectively, which were attributable to deferred tax assets in Canada, India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2024, 2023 and 2022, unrecognized tax benefits totaled $17,326,000, $14,590,000 and $10,682,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $16,767,000, $14,056,000 and $10,172,000 at December 31, 2024, 2023 and 2022, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2024, the Company recognized net interest and penalty expense of $1,261,000 compared to $435,000 of net interest and penalty expense in 2023 and $202,000 of net interest and penalty expense in 2022. At December 31, 2024 the liability for interest and penalties was $2,239,000 compared to $978,000 at December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2016. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2017 (2012 in one jurisdiction).

During 2021, the Internal Revenue Service started its audit of the 2016-2019 tax years and expanded the years under audit to 2016-2020 in 2022. As of December 31, 2024, this audit was still open. The Company has received a draft of the proposed adjustments which reflect the disallowance of certain credits for which an uncertain tax position was previously established.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Unrecognized tax benefits, opening balance	$14,590	$10,682	$7,292
Gross increases – tax positions in prior period	833	1,891	2,188
Gross increases – current period tax positions	2,477	2,139	1,617
Settlements/State voluntary disclosure	—	(343)	(454)
Foreign currency translation	(548)	241	74
Lapse of statute of limitations	(26)	(20)	(35)
Unrecognized tax benefits, ending balance	$17,326	$14,590	$10,682

10. Stockholders’ Equity

At December 31, 2024 and 2023, treasury stock consisted of 4,655,798 and 4,628,072 shares of common stock, respectively. During 2024, no shares of Company common stock were purchased in the open market. In addition, 51,813 shares were surrendered to the Company in connection with the settlement of employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 24,087 shares of treasury stock were distributed to participants under the Company’s deferred compensation plans.

11. Stock-based Compensation

On December 31, 2024, the Company had outstanding stock options, performance shares, RSUs and SARs awarded under its 2011 Incentive Compensation Plan (2011 Plan) and 2022 Equity Incentive Compensation Plan (2022 Plan). Equity incentive awards are granted to Company executives and other key employees. In addition, stock awards are granted to non-employee directors of the Company. As of April 26, 2022, no additional stock options, performance shares, RSUs or SARs may be granted under the 2011 Plan. As of the effective date of the 2022 Plan, 500,000 shares of the Company’s common stock, plus the number of shares that remained available for awards under the 2011 Plan as of April 26, 2022, were available for equity awards under the 2022 Plan. At December 31, 2024, there were 611,299 shares available for grant under the 2022 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $5,347,000, $5,741,000, and $13,851,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in stock-based compensation expense in 2023 versus 2022 was primarily attributable to the Company not achieving threshold net income performance levels for performance shares granted in 2023 and such performance shares being forfeited; and the non-recurrence of accelerated vesting in 2022 of certain equity grants for the Company’s former Chief Executive Officer, who retired on April 25, 2022.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,323,000, $1,452,000, and $3,537,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the award vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The fair value for each SARs award was estimated using the same Black-Scholes valuation model incorporating the same assumptions as for stock options. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option and SARs awards granted in the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31
	2024	2023	2022
Expected dividend yield	1.22%	1.19%	1.18%
Expected volatility	30.89%	31.29%	32.27%
Expected term	6.8 years	7.2 years	6.0 years
Risk-free interest rate	4.23%	4.03%	1.93%

A summary of stock option activity for the year ended December 31, 2024 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2024	368,139	$86.03
Granted	3,356	87.50
Exercised	(26,735)	42.42
Forfeited	(6,408)	101.29
Outstanding at December 31, 2024	338,352	89.21	4.03	$—
Vested or expected to vest at December 31, 2024	338,352	89.21	4.03	—
Exercisable at December 31, 2024	333,145	89.12	3.96	—

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2024, 2023 and 2022, were $32.02, $38.72, and $32.21, respectively. The total intrinsic values of options exercised during the years ended December 31, 2024, 2023, and 2022 were $1,245,000, $2,364,000, and $475,000, respectively.

As of December 31, 2024, the total unrecognized compensation cost for unvested stock options was $119,000. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2024, 2023, and 2022 was $1,112,000, $2,795,000, and $782,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $811,000, $330,000, and $36,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

SARs

At December 31, 2024, the Company had stock-settled SARs outstanding. SARs granted prior to 2017 cliff vested after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives Company common stock. For stock-settled SARs, the number of shares equals the excess of the fair market value of a total number of shares/SARs exercised at the date of exercise over the fair market value of a total number of shares/SARs exercised at the date of grant (the exercise price) divided by the fair market value of a share of Company common stock at the date of exercise. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date.

The following is a summary of SARs activity for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2024	831,919	$96.11
Granted	108,770	90.24
Exercised	(22,852)	47.77
Forfeited	(72,818)	100.83
Outstanding at December 31, 2024	845,019	96.26	5.34	$—

The weighted-average grant-date fair values of SARs granted during the years 2024, 2023 and 2022 were $28.68, $38.98, and $34.76, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

At December 31, 2024, there was $2,438,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.8 years.

Stock Awards

In 2024 and 2023, the Company granted stock awards under the 2022 Plan. The Company grants stock awards to employees in the form of performance shares and RSUs. Majority of the performance shares vest only upon the Company’s achievement of certain levels of financial performance in specified measurement periods as approved by the Human Capital and Compensation Committee of the Board of Directors. The number of shares of the Company’s common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained in the measurement period relative to the targets approved by the Human Capital and Compensation Committee. The fair value of performance shares equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If during the measurement period certain threshold performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. The remainder of the performance shares vest upon the Company’s common stock price reaching certain targets as approved by the Human Capital and Compensation Committee of the Board of Directors. The fair value of performance shares was estimated on the grant date using the Monte Carlo valuation model used for market based performance conditions and incorporated such assumptions as expected volatility of the Company’s stock price, risk-free rate for U.S Treasury strips and dividend yield for the Company’s cash dividends. Compensation expenses will be accrued regardless of whether the stock price hurdles are ultimately achieved or not unless requisite service period is not rendered. If requisite service is not rendered, accrued compensation expenses will be reversed. The RSUs have no performance conditions associated with their vesting and vest after the period of service established for the given grant. In addition, the Company grants stock awards that have no performance or service conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2024, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2024	66,786	$106.00
Granted	140,493	78.97
Vested	(46,205)	105.52
Forfeited/modified due to change of assumptions	(86,269)	85.56
Unvested at December 31, 2024	74,805	79.09

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2024, 2023 and 2022, were $78.97, $104.96, and $106.78, respectively. As of December 31, 2024, under the Company’s current assumption as to the number of shares of stock awards that will vest at the measurement periods ended December 31, 2025 and 2026, there was $4,645,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 2.1 years.

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

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $2,155,000 expense in 2024, $4,371,000 expense in 2023 and $9,393,000 income in 2022. The main factor in the decrease of the 2024 deferred compensation expenses versus 2023 deferred compensation expenses was a $29.85 per share decrease in the market price of the Company’s common stock during 2024 versus a $11.91 per share decrease during 2023. The main factors in the increase of the 2023 deferred compensation expense versus 2022 deferred compensation income was an increase in the value of the mutual fund investment assets, partially offset by the $11.91 per share decrease in the market price of the Company’s common stock during 2023. The Company’s deferred compensation liability was $31,171,000 and $39,847,000 at December 31, 2024 and 2023, respectively.

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

Obligations and Funded Status at December 31

	United States		United Kingdom
(In thousands)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$131,783	$130,467	$13,750	$13,286
Interest cost	6,605	6,949	647	669
Actuarial (income) loss	(2,251)	3,634	(1,071)	(92)
Benefits paid	(9,802)	(9,267)	(714)	(804)
Foreign exchange impact	—	—	(212)	691
Benefit obligation at end of year	$126,335	$131,783	$12,400	$13,750

	United States		United Kingdom
(In thousands)	2024	2023	2024	2023
Change in plan assets
Fair value of plan assets at beginning of year	$137,985	$136,744	$16,091	$15,163
Actual return on plan assets	(1,520)	10,237	(961)	470
Employer contributions	225	271	—	464
Benefits paid	(9,802)	(9,267)	(714)	(804)
Foreign exchange impact	—	—	(241)	798
Fair value of plan assets at end of year	$126,888	$137,985	$14,175	$16,091

Over funded status at end of year	$553	$6,202	$1,775	$2,341

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2024	2023	2024	2023
Non-current assets	$5,924	$8,627	$1,775	$2,341
Current liability	(167)	(308)	—	—
Non-current liability	(5,204)	(2,117)	—	—
Net amount recognized	$553	$6,202	$1,775	$2,341

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2024	2023	2024	2023
Net actuarial loss	$28,515	$20,755	$6,283	$5,989

Below is information for pension plan with projected benefit obligations in excess of plan assets at December 31, 2024. There were no pension plans with projected benefit obligations in excess of plan assets at December 31, 2023.

	United States
(In thousands)	2024	2023
Projected benefit obligation	$101,379	$—
Accumulated benefit obligation	$101,379	—
Fair value of plan assets	$97,595	—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2024, 2023 and 2022, were as follows:

	United States			United Kingdom
(In thousands)	2024	2023	2022	2024	2023	2022
Interest cost	$6,605	$6,949	$4,923	$647	$669	$374
Expected return on plan assets	(8,479)	(8,533)	(8,802)	(735)	(695)	(399)
Amortization of net actuarial (gain) loss	(12)	(23)	2,277	324	334	9
Net periodic benefit cost	$(1,886)	$(1,607)	$(1,602)	$236	$308	$(16)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2024, 2023 and 2022, were as follows:

	United States			United Kingdom
(In thousands)	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	$7,748	$1,930	$1,570	$618	$135	$2,430
Amortization of net actuarial gain (loss)	12	23	(2,277)	(324)	(334)	(9)
Total recognized in other comprehensive income	$7,760	$1,953	$(707)	$294	$(199)	$2,421
Total recognized in net periodic benefit cost and other comprehensive income	$5,874	$346	$(2,309)	$530	$109	$2,405

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2025	$9,931	$617
2026	10,029	659
2027	10,153	686
2028	10,232	721
2029	10,286	741
2030-2034	50,068	4,221

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2024	2023	2024	2023
Discount rate	5.60%	5.20%	5.50%	4.80%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	5.50%	2.90%	4.80%	5.00%	1.80%
Expected long-term return on plan assets	5.50%	5.50%	5.50%	4.64%	4.47%	1.61%

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

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 14,439 shares of the Company’s common stock to the Company’s employee stock ownership plan (ESOP) trust on February 22, 2024. In 2023, the plans sold 38,542 shares to the Company’s ESOP trust on February 15, 2023. In 2022, the plans sold 33,983 shares to the Company’s ESOP trust on February 17, 2022.

The target allocation for cash is two percent of plan assets.

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Although there are no formal target allocations for the plan assets, the overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2024, the pension asset allocation was 12 percent equities, one percent real estate, 76 percent bonds, four percent insurance contracts, and seven percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2024 and 2023, by asset category, were as follows:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$8,416	$—	$—	$8,416
Equity Securities
U.S. Equities	16,010	—	—	16,010
Non-U.S. Equities	—	—	—	—
Employer Securities	7,493	—	—	7,493
Total Equities	23,503	—	—	23,503
Fixed Income Securities
U.S. Corporate Bonds	—	46,114	—	46,114
U.S. Government and Agency Bonds	38,789	3,218	—	42,007
Other Bonds	—	6,848	—	6,848
Total Fixed Income	38,789	56,180	—	94,969
Total	$70,708	$56,180	$—	$126,888

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$8,196	$—	$—	$8,196
Equity Securities
U.S. Equities	14,942	—	—	14,942
Non-U.S. Equities	—	—	—	—
Employer Securities	12,316	—	—	12,316
Total Equities	27,258	—	—	27,258
Fixed Income Securities
U.S. Corporate Bonds	—	57,595	—	57,595
U.S. Government and Agency Bonds	30,278	3,533	—	33,811
Other Bonds	—	11,125	—	11,125
Total Fixed Income	30,278	72,253	—	102,531
Total	$65,732	$72,253	$—	$137,985

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

Level 3 – no investments held during 2024 or 2023 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2024 and 2023, by asset category, were as follows:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$941	$—	$941
Equity Securities
Pooled Pension Funds	—	1,691	—	1,691
Fixed Income
Pooled Pension Funds	—	10,825	—	10,825
Real Estate
Pooled Pension Funds	—	85	—	85
Insurance Contracts	—	—	633	633
Total	$—	$13,542	$633	$14,175

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$1,308	$—	$1,308
Equity Securities
Pooled Pension Funds	—	1,017	—	1,017
Fixed Income
Pooled Pension Funds	—	12,860	—	12,860
Real Estate
Pooled Pension Funds	—	146	—	146
Insurance Contracts	—	—	760	760
Total	$—	$15,331	$760	$16,091

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2024 and 2023:

(In thousands)	Insurance Contracts
Fair value, December 31, 2022	$677
Sale proceeds (benefit payments)	(123)
Change in unrealized gain	169
Foreign exchange impact	37
Fair value, December 31, 2023	$760
Sale proceeds (benefit payments)	(129)
Change in unrealized gain	13
Foreign exchange impact	(11)
Fair value, December 31, 2024	$633

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 5.50 percent that was used to develop the 2024 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.36 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 9.88 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors, including forecasts relating to inflation, Gross Domestic Product, and the Fed Funds Target Rate.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3.0 percent added to the risk-free rate. Cash is assumed to have a long-term return of 4.75 percent.

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2024 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $167,000 in 2025 to the unfunded non-qualified U.S. pension plans. The Company does not expect to make any contributions to the U.K. defined benefit plan in 2025.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (ESOP), and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2022, 2023 and 2024, profit sharing contributions for U.S. employees were made to the ESOP trust. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2024	2023	2022
Retirement contributions	$8,633	$8,930	$8,556
Profit sharing contributions	1,720	2,019	5,276
Total	$10,353	$10,949	$13,832

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets decline. At December 31, 2024, and December 31, 2023, the trust asset balances and the supplemental plan liability balances were $472,000 and $450,000, respectively.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $298,000, $480,000 and $421,000, respectively, of statutory profit sharing expense that is included in the table above.

In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2024	2023
Accrued payroll and benefits	$46,316	$48,459
Accrued customer rebates	18,757	21,024
Other accrued liabilities	52,367	52,458
Total accrued liabilities	$117,440	$121,941

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2024	2023
Deferred revenue	$4,431	$6,647
Environmental and legal matters	8,548	8,491
Deferred compensation liability	19,332	27,607
Pension liability	8,507	5,430
Other non-current liabilities	25,226	21,172
Total other non-current liabilities	$66,044	$69,347

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of December 31, 2024, the Company estimated a range of possible environmental losses and legal losses of $19,952,000 to $44,511,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,952,000 at December 31, 2024 and $20,646,000 at December 31, 2023. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to uncertainties including those noted above, that additional reserves could be required in the future. During 2024, cash expenditures related to environmental remediation and certain other legal matters approximated $7,028,000 compared to $13,224,000 expensed in 2023. The majority of the decrease in cash expenditures relates to 2023 remediation costs at the Company’s Maywood, New Jersey site that did not repeat at the same level in 2024.

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

Following are summaries of the Company’s major contingencies at December 31, 2024:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $3,993,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2024. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in penalties and the Company recorded a liability for this matter during the first quarter of 2024. Depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Brazil Tax Rescission Action

In March 2017, the Brazil Supreme Court ruled that ICMS (State VAT) does not represent a Company’s revenue and should not be included in the calculation basis of certain indirect taxes (PIS/COFINS). Based on the Supreme Court’s decision, the Company’s Brazilian subsidiary filed a lawsuit on March 23, 2017 to recover PIS/COFINS overpayments. The Company’s recovery case was successful and became final in November 2018. In May 2021, the Brazil Supreme Court modulated its original decision so that only taxpayers that had filed lawsuits before March 15, 2017, should recover prior PIS/COFINS overpayments. On June 12, 2023, the Brazil National Treasury filed a rescission action against the Company’s Brazilian subsidiary to rescind its use of the PIS/COFINS tax credits for the period from March 23, 2012, to March 15, 2017. In September and October 2024, the Brazil Superior Court and Supreme Court, respectively, ruled that the generally held two-year “res judicata” principle would start from the May 2021 ruling and not the final ruling in prior taxpayer cases (e.g., November 30, 2018, for the Company’s case). Based on current information, the Company believes that its recorded liability is reasonable; however, depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

17. Segment Reporting

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Polymers include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. Specialty Products include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications.

The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The CODM regularly uses multiple financial measures to allocate financial and human resources to individual segments and evaluate segment performance. The CODM also uses these measures in the annual budget and quarterly forecasting processes. The CODM uses segment information for comparison of the Company’s segments’ performance with competitors’ performance as well as monitoring of actual results versus budget to establish management’s business goals and compensation objectives. It is also used to allocate resources to individual segments and evaluate their performances. This information includes net sales, cost of sales, gross profit, operating expenses and operating income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).

The following is segment data for the three years ended December 31, 2024, 2023 and 2022 and reconciliations of segment data to the consolidated financial statements and non-GAAP measures:

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2024
Net Sales	$1,532,115	$584,905	$63,254	$2,180,274
Cost of Sales (1)	1,352,022	516,902	39,219	1,908,143
Operating Expenses (2)	94,475	27,380	3,127	124,982
Operating Income	$85,618	$40,623	$20,908	$147,149
Unallocated Corporate Expenses (3)	—	—	—	(76,669)
Consolidated Operating Income				$70,480

Segment Assets	$1,578,689	$523,192	$70,898	2,172,779
Unallocated Assets (4)	—	—	—	131,869
Consolidated Assets				$2,304,648

Segment Capital Expenditures	$90,766	$25,827	$3,992	120,585
Unallocated Capital Expenditures (5)	—	—	—	2,191
Consolidated Capital Expenditures				$122,776

Segment Depreciation and Amortization	$72,028	$32,417	$5,949	110,394
Unallocated Depreciation and Amortization (6)				1,803
Consolidated Depreciation and Amortization				$112,197

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2023
Net Sales	$1,602,819	$642,471	$80,478	$2,325,768
Cost of Sales (1)	1,431,462	553,590	65,443	2,050,495
Operating Expenses (2)	98,958	28,111	3,559	130,628
Operating Income	$72,399	$60,770	$11,476	$144,645
Unallocated Corporate Expenses (3)	—	—	—	(86,032)
Consolidated Operating Income				$58,613

Segment Assets	$1,586,148	$537,193	$70,508	2,193,849
Unallocated Assets (4)	—	—	—	169,505
Consolidated Assets				$2,363,354

Segment Capital Expenditures	$231,341	$19,971	$9,310	260,622
Unallocated Capital Expenditures (5)				(287)
Consolidated Capital Expenditures				$260,335

Segment Depreciation and Amortization	$64,377	$32,426	$5,789	102,592
Unallocated Depreciation and Amortization (6)				2,746
Consolidated Depreciation and Amortization				$105,338

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2022
Net Sales	$1,882,745	$789,080	$101,445	$2,773,270
Cost of Sales (1)	1,605,983	674,293	67,128	2,347,404
Operating Expenses (2)	114,016	31,890	4,422	150,328
Operating Income	$162,746	$82,897	$29,895	$275,538
Unallocated Corporate Expenses (3)	—	—	—	(68,202)
Consolidated Operating Income				$207,336

Segment Assets	$1,579,242	$565,726	$96,193	2,241,161
Unallocated Assets (4)	—	—	—	192,011
Consolidated Assets				$2,433,172

Segment Capital Expenditures	$259,442	$35,679	$4,926	300,047
Unallocated Capital Expenditures (5)	—	—	—	1,506
Consolidated Capital Expenditures				$301,553

Segment Depreciation and Amortization	$55,262	$31,399	$5,807	92,468
Unallocated Depreciation and Amortization (6)	$—	$—	$—	2,182
Consolidated Depreciation and Amortization				$94,650

(1)
Cost of sales is comprised of raw material costs (including freight and outbound shipping and handling expenses to deliver the raw materials), manufacturing plant labor expenses and various manufacturing overhead expenses, such as utilities, maintenance, operating supplies, amortization and manufacturing asset depreciation expenses, warehouse and rail car expenses that can be allocated to reportable segments. For more details about items included in Cost of sales line item on the Consolidated Statements of Income, see Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(2)
Operating expenses allocated to reportable segments are comprised of selling, administrative and research and development expenses. CODM uses operating expenses balances in its aggregate to analyze the performance of each reportable segment. For more details about items included in Operating expenses line items on the Consolidated Statements of Income, see Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(3)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information technology and environmental remediation expenses), deferred compensation and business restructuring and assets impairment expenses that are not included in segment operating income and not used to evaluate segment performance. For more details about items included in unallocated corporate expenses, see Note 22, Business Restructuring and Assets Impairment, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(4)
Unallocated assets primarily include assets in the Company’s Northfield, Illinois location.
(5)
Unallocated capital expenditures primarily include capital expenditures related to Company’s Northfield, Illinois location.
(6)
Unallocated depreciation and amortization primarily includes depreciation related to the Company’s Northfield, Illinois location.

Below is certain Company-wide geographic data for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Net sales (1)
United States	$1,202,822	$1,312,866	$1,579,194
France	173,165	202,038	227,421
Poland	162,118	171,889	195,781
United Kingdom	175,044	174,574	229,836
Brazil	135,341	124,661	175,004
Mexico	150,491	144,163	148,858
All other countries	181,293	195,577	217,176
Total	$2,180,274	$2,325,768	$2,773,270

Long-lived assets (2)
United States	$1,026,637	$1,007,337	$896,867
Netherlands	77,628	80,335	79,007
Germany	36,768	41,878	42,512
Singapore	15,244	17,617	20,899
Brazil	30,484	39,512	38,493
China	22,841	25,704	28,717
United Kingdom	30,730	33,857	33,389
Mexico	57,485	73,449	52,917
All other countries	34,678	36,989	34,444
Total	$1,332,495	$1,356,678	$1,227,245

(1)
Net sales are attributed to countries based on the location of the Company legal entity making the sale.
(2)
Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

(In thousands, except per share amounts)	2024	2023	2022
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$50,370	$40,204	$147,153
Weighted-average number of shares outstanding	22,832	22,777	22,781
Basic earnings per share	$2.21	$1.77	$6.46
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$50,370	$40,204	$147,153
Weighted-average number of shares outstanding	22,832	22,777	22,781
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	32	66	104
Add weighted-average net shares related to unvested stock awards (under treasury share method)	6	3	1
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	37	67	111
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	24	33	67
Weighted-average shares applicable to diluted earnings	22,931	22,946	23,064
Diluted earnings per share	$2.20	$1.75	$6.38
(1)
Options/SARs to purchase 888,726, 672,485 and 343,715 shares of the Company’s common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively. The options’/SARs’ exercise prices were greater than the average market price for the Company’s common stock and inclusion of the instruments would have had an antidilutive effect on the computations of earnings per share.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2021	$(135,268)	$(18,022)	$54	$(153,236)
Other comprehensive income (loss) before reclassifications	(21,567)	(2,857)	8,357	(16,067)
Amounts reclassified from AOCI	—	1,800	(9)	1,791
Net current period other comprehensive income (loss)	(21,567)	(1,057)	8,348	(14,276)
Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income (loss) before reclassifications	40,423	(1,630)	(2,174)	36,619
Amounts reclassified from AOCI	—	301	(10)	291
Net current period other comprehensive income (loss)	40,423	(1,329)	(2,184)	36,910
Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive loss before reclassifications	(59,390)	(5,888)	(1,249)	(66,527)
Amounts reclassified from AOCI	—	300	(9)	291
Net current period other comprehensive loss	(59,390)	(5,588)	(1,258)	(66,236)
Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)

Amounts reclassified out of AOCI for the three years ended December 31, 2024, 2023 and 2022, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)	2024	2023	2022	Affected Line Item in Consolidated Statements of Income
Amortization of defined pension items:
Prior service cost	$(10)	$(10)	$(9)
Actuarial loss	(396)	(392)	(2,393)
	$(406)	(402)	(2,402)	Total before tax (2)
	106	101	602	Tax benefit
	$(300)	$(301)	$(1,800)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	$9	$10	$9	Cost of sales
	9	10	9	Total before tax
	—	—	—	Tax benefit
	$9	$10	$9	Net of tax
Total reclassifications for the period	$(291)	$(291)	$(1,791)	Net of tax
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

20. Acquisitions

2022 Acquisition

PerformanX Acquisition

On September 23, 2022, the Company completed the acquisition of the surfactants business and associated assets of PerformanX Specialty Chemicals, LLC. This acquisition enhanced the Company’s specialty alkoxylates portfolio and provides market diversification opportunities. This acquisition is also expected to deliver additional baseload volumes for the Company’s Pasadena, Texas alkoxylation facility that is expected to start up in the first quarter of 2025. The purchase price of the acquisition was $9,693,000 and was paid for with cash on hand. This acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The primary assets acquired were intangibles, mostly comprised of goodwill ($1,792,000), manufacturing know-how ($2,750,000), customer relationships ($3,250,000) and non-compete agreements ($10,000).

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

As of December 31, 2024, the Company had $689,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $688,000 of revenue in 2024 from pre-existing contract liabilities at December 31, 2023. During 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On December 31, 2024, $4,431,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract and $4,062,000 of revenue has been recognized from this contract as of December 31, 2024.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2024, 2023 and 2022. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$894,105	$289,777	$55,723	$1,239,605
Europe	263,841	246,529	7,155	517,525
Latin America	319,438	1,279	376	321,093
Asia	54,731	47,320	—	102,051
Total	$1,532,115	$584,905	$63,254	$2,180,274

	2023
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$949,218	$338,979	$66,802	1,354,999
Europe	289,010	259,491	13,414	561,915
Latin America	304,870	1,112	262	306,244
Asia	59,721	42,889	—	102,610
Total	$1,602,819	$642,471	$80,478	$2,325,768

	2022
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$1,099,616	$437,312	$83,807	1,620,735
Europe	349,651	307,441	16,118	673,210
Latin America	363,799	4,629	1,520	369,948
Asia	69,679	39,698	—	109,377
Total	$1,882,745	$789,080	$101,445	$2,773,270

22. Business Restructuring and Assets Impairment

2023 Restructuring

During the third quarter of 2023 the Company recorded a $5,530,000 restructuring reserve associated with a voluntary early retirement program. This program was offered to eligible employees at the Company’s corporate headquarters and global technology center to reduce costs. During the fourth quarter of 2023, the Company recognized an additional $2,883,000 of restructuring expense associated with workforce productivity measures to reduce costs. In addition, the Company also recognized $3,164,000 of asset impairment charges in the fourth quarter of 2023. These asset impairment charges primarily relate to assets that are no longer in use and to the write-off of engineering and design costs associated with projects the Company no longer deems viable. All of the restructuring charges described above were excluded from Segment operating results and are recorded on the Business restructuring and assets impairment line item of the Consolidated Statements of Income for the year ended December 31, 2023. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details. The Company did not incur additional charges during 2024 and does not have any outstanding payments related to the forgoing matters as of December 31, 2024.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. As of December 31, 2023, $9,949,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $8,305,000 for other expenses, principally site decommissioning costs. The Company recognized restructuring expenses of $391,000 and $308,000 in 2023 and 2022, respectively. The restructuring charges described above were excluded from Segment operating results and are recorded on the Business restructuring and assets impairment line item of the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

23. Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $17,275,000, $16,222,000, and $55,480,000 that were unpaid at December 31, 2024, 2023 and 2022, respectively. Noncash financing activities included 124,379 shares of the Company’s common stock (valued at $11,011,000), 103,745 shares of the Company’s common stock (valued at $10,916,000) and 58,441 shares of the Company’s common stock (valued at $6,095,000) issued in connection with the Company’s equity incentive compensation plan in 2024, 2023 and 2022, respectively.

24. Other Matter

On July 18, 2024, the Company determined that one of its subsidiaries in Asia had been the victim of a criminal social engineering scheme which resulted in fraudulently induced outbound payments. The Company immediately launched an investigation, led by outside counsel, to determine the full extent of the fraud scheme and related potential exposure. The Company initiated contact with its banks and law enforcement authorities in an effort to, among other things, recover the transferred funds. To date, the Company has not found any evidence of additional fraudulent activity. The investigation is now closed and the Company has confirmed this was an isolated and contained event. This incident did not result in any unauthorized access to the Company's information systems or any confidential customer information or other data that the Company maintains. The Company recognized pre-tax charges of $6,800,000 for the twelve months ended December 31, 2024. The charges were recorded on the Administrative Expenses line on the Consolidated Statements of Income for the twelve months ended December 31, 2024. These charges were not allocated to any of the Company's three reportable segments. This incident did not have a material impact on the Company's business, financial position, results of operations and cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2024, the Company’s internal controls over financial reporting were effective based on those criteria.

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
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stepan Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

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

February 27, 2025

d.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors

All information required by this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 29, 2025 (the “2025 Proxy Statement”) and is incorporated by reference herein.*

(b)
Executive Officers

See “Information About our Executive Officers” in Part I above for identification of the Company’s executive officers. All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

(c)
Delinquent Section 16(a) Reports

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

(d)
Audit Committee Financial Expert

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

(e)
Code of Conduct

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

(f)
Insider Trading Policy

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

All information required by this Item will be included in the 2025 Proxy Statement and is incorporated by reference herein.

* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in the 2025 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.

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

Exhibit No.	Description
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

10.16+*	Management Incentive Plan (As Amended and Restated Effective January 1, 2025)

10.17+	Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-04462), and incorporated herein by reference)

10.18+

Form of Appreciation Rights Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.19+

Form of Nonqualified Stock Option Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.20+

Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.21+

Form of Restricted Stock Units Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.22+

Form of Performance Shares Agreement under the Stepan Company 2022 Equity Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-4462), and incorporated herein by reference)

10.23

Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (filed with the Company’s Current Report on Form 8-K filed on July 3, 2013 (File No. 001-4462), and incorporated herein by reference)

10.24

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.25

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.26

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-4462), and incorporated herein by reference)

Exhibit No.	Description
10.27

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.28

Second Amendment, dated as of September 29, 2023, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.29

Stock and Asset Purchase Agreement, dated as of January 29, 2021, by and among Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, Stepan Company, Stepan U.K. Limited and Stepan Holdings Netherlands B.V. (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-4462), and incorporated herein by reference)

10.30

Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.31

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.32

First Amendment, dated as of September 29, 2023, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.33

Second Amendment, dated as of August 27, 2024, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 001-4462), and incorporated herein by reference)

10.34

Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.35

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.36

First Amendment, dated as of September 29, 2023, to the Note Purchase and Master Note Agreement dated as of June 10, 2021 by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.37

Second Amendment, dated as of August 27, 2024, to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 001-4462), and incorporated herein by reference)

10.38

Credit Agreement, dated as of June 24, 2022, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on June 27, 2022 (File No. 001-04462), and incorporated herein by reference)

10.39

Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

Exhibit No.	Description
10.40

Separation Agreement, by and between Scott R. Behrens and Stepan Company (filed with the Company’s Current Report on Form 8-K filed on December 19, 2024, (File No. 001-4462), and incorporated by herein by reference)

10.41+*	Performance Shares Agreement, dated January 10, 2025, between Luis E. Rojo and Stepan Company

10.42+*	Restricted Stock Units Agreement, dated January 10, 2025, between Luis E. Rojo and Stepan Company

10.43+*	Restricted Stock Units Agreement, dated December 16, 2024, between Robert J. Haire, Jr. and Stepan Company

10.44+*	Retention Award Letter, dated January 21, 2025, between Robert J. Haire, Jr. and Stepan Company

19*	Insider Trading Policy

21*	Subsidiaries of the Registrant at December 31, 2024

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-4462), and incorporated herein by reference)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Director	February 27, 2025
F. Quinn Stepan, Jr.

/s/ Luis E. Rojo	President and Chief Executive Officer and Director	February 27, 2025
Luis E. Rojo	(Principal Executive Officer)

/s/ Samuel S. Hinrichsen	Vice President and Interim Chief Financial Officer	February 27, 2025
Samuel S. Hinrichsen	(Principal Financial and Accounting Officer)

/s/ Lorinda A. Burgess	Director	February 27, 2025
Lorinda A. Burgess

/s/ Randall S. Dearth	Director	February 27, 2025
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 27, 2025
Joaquin Delgado

/s/ Susan M. Lewis	Director	February 27, 2025
Susan M. Lewis

/s/ Jan Stern Reed	Director	February 27, 2025
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 27, 2025
Edward J. Wehmer

Samuel S. Hinrichsen, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2025	/s/ Samuel S. Hinrichsen
Samuel S. Hinrichsen