Form 10-Q
period 2025-03-31
STEPAN CO
filed 2025-05-07
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Common Stock, $1 par value	22,578,449 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Net Sales	$593,255	$551,418
Cost of Sales	517,792	481,137
Gross Profit	75,463	70,281
Operating Expenses:
Selling	12,108	11,388
Administrative	21,414	22,690
Research, development and technical services	14,649	14,256
Deferred compensation (income) expense	(996)	1,778
	47,175	50,112
Operating Income	28,288	20,169
Other Income (Expense):
Interest, net	(4,126)	(3,071)
Other, net (Note 15)	502	2,362
	(3,624)	(709)

Income Before Provision for Income Taxes	24,664	19,460
Provision for Income Taxes	4,953	5,567
Net Income	19,711	13,893

Net Income Per Common Share (Note 10):
Basic	$0.86	$0.61
Diluted	$0.86	$0.61

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,867	22,824
Diluted	22,890	22,948

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31,
	2025	2024
Net Income	$19,711	$13,893
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	21,609	(6,551)
Defined benefit pension adjustments, net of tax (Note 11)	55	58
Derivative instrument activity, net of tax (Note 11)	(1,114)	829
Total Other Comprehensive Income (Loss)	20,550	(5,664)
Comprehensive Income	$40,261	$8,229

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$107,492	$99,665
Receivables, net	436,490	388,027
Inventories (Note 6)	309,329	288,722
Other current assets	43,845	34,015
Total current assets	897,156	810,429
Property, Plant and Equipment:
Cost	2,687,118	2,645,931
Less: Accumulated depreciation	(1,484,873)	(1,447,477)
Property, plant and equipment, net	1,202,245	1,198,454
Goodwill, net	93,984	91,368
Other intangible assets, net	42,005	42,673
Long-term investments (Note 3)	18,984	25,558
Operating lease assets (Note 7)	70,903	71,477
Other non-current assets	64,406	64,689
Total assets	$2,389,683	$2,304,648
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$328,484	$292,807
Accounts payable	298,131	258,787
Accrued liabilities	112,865	117,440
Total current liabilities	739,480	669,034
Deferred income taxes	9,677	9,612
Long-term debt, less current maturities (Note 14)	330,799	332,632
Non-current operating lease liabilities (Note 7)	56,960	57,392
Other non-current liabilities	52,229	66,044
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,252,693 issued shares in 2025 and 27,156,436 issued shares in 2024	27,253	27,156
Additional paid-in capital	254,366	253,779
Accumulated other comprehensive loss (Note 11)	(176,288)	(196,838)
Retained earnings	1,284,913	1,273,886
Less: Common treasury stock, at cost, 4,675,397 shares in 2025 and 4,655,798 shares in 2024	(189,706)	(188,049)
Total equity	1,200,538	1,169,934
Total liabilities and equity	$2,389,683	$2,304,648

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$19,711	$13,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,270	27,604
Deferred compensation	(996)	1,778
Realized and unrealized (gains) losses on long-term investments	493	(2,267)
Stock-based compensation	1,382	1,372
Deferred income taxes	990	2,201
Other non-cash items	125	650
Changes in assets and liabilities:
Receivables, net	(40,348)	(26,043)
Inventories	(16,892)	3,202
Other current assets	(11,070)	(5,931)
Accounts payable and accrued liabilities	27,361	25,965
Pension liabilities	(268)	(502)
Environmental and legal liabilities	(2,076)	(56)
Deferred revenues	(740)	(312)
Net Cash Provided By Operating Activities	6,942	41,554
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(32,748)	(30,157)
Other, net	6,337	5,742
Net Cash Used In Investing Activities	(26,411)	(24,415)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	33,800	(8,415)
Dividends paid	(8,684)	(8,422)
Stock option exercises	82	865
Other, net	(2,437)	(4,012)
Net Cash Provided By (Used In) Financing Activities	22,761	(19,984)
Effect of Exchange Rate Changes on Cash	4,535	(1,203)
Net Increase (Decrease) in Cash and Cash Equivalents	7,827	(4,048)
Cash and Cash Equivalents at Beginning of Period	99,665	129,823
Cash and Cash Equivalents at End of Period	$107,492	$125,775
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$3,974	$4,818
Cash payments of interest	$6,761	$7,284

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three months ended March 31, 2025 and 2024:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 1,943 shares of common stock under incentive compensation plan	82	2	80	—	—	—

Stock-based and deferred compensation	(1,055)	95	507	(1,657)	—	—

Net income	19,711	—	—	—	—	19,711

Other comprehensive income (loss)	20,550	—	—	—	20,550	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,684)	—	—	—	—	(8,684)
Balance, March 31, 2025	$1,200,538	$27,253	$254,366	$(189,706)	$(176,288)	$1,284,913

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 20,668 shares of common stock under incentive compensation plan	865	21	844	—	—	—

Stock-based and deferred compensation	(2,640)	98	461	(3,199)	—	—

Net income	13,893	—	—	—	—	13,893

Other comprehensive income (loss)	(5,664)	—	—	—	(5,664)	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,422)	—	—	—	—	(8,422)
Balance, March 31, 2024	$1,214,522	$27,125	$248,337	$(187,611)	$(136,266)	$1,262,937

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated far value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $14,279,000 and $12,589,000 at March 31, 2025 and December 31, 2024, respectively.

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

At March 31, 2025, and December 31, 2024, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $362,000 and $404,000 as of March 31, 2025 and December 31, 2024, respectively):

(In thousands)	March 31, 2025	December 31, 2024
Fair value	$637,365	$598,864
Carrying value	659,645	625,843

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2025, and December 31, 2024, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 31, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$18,984	$18,984	$—	$—
Derivative assets:
Interest rate contracts	3,822	—	3,822	—
Foreign currency contracts	731	—	731	—
Total assets at fair value	$23,537	$18,984	$4,553	$—
Derivative liabilities:
Foreign currency contracts	$1,018	$—	$1,018	$—

(In thousands)	December 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,558	$25,558	$—	$—
Derivative assets:
Interest rate contracts	4,934	—	4,934	—
Foreign currency contracts	1,386	—	1,386	—
Total assets at fair value	$31,878	$25,558	$6,320	$—
Derivative liabilities:
Foreign currency contracts	$752	$—	$752	$—

4.
DERIVATIVE INSTRUMENTS

At March 31, 2025, and December 31, 2024, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $61,022,000 and $149,571,000, respectively. All forward foreign exchange contracts at March 31, 2025 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At March 31, 2025, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on March 31, 2025, and December 31, 2024, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three months ended March 31, 2025 and 2024, were immaterial. For amounts reclassified out of AOCI into earnings for the three months ended March 31, 2025 and 2024, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended March 31,
2025	2024
$1,382	$1,372

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Stock options	$131	$119
Performance shares and RSUs	10,236	4,645
SARs	4,041	2,438

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2025.

The Company granted the following awards in the first three months of 2025:

Shares
Stock options	1,887
Performance shares (at target) and RSUs	130,394
SARs	114,162

The unrecognized compensation costs at March 31, 2025, are expected to be recognized over weighted-average periods of 2.0 years for stock options, 2.5 years for performance shares and RSUs and 2.3 years for SARs.

6.
INVENTORIES

The composition of inventories at March 31, 2025, and December 31, 2024, was as follows:

(In thousands)	March 31, 2025	December 31, 2024
Finished goods	$209,794	$201,684
Raw materials	99,535	87,038
Total inventories	$309,329	$288,722

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease cost	$4,762	$4,493
Short-term lease cost	2,518	2,687
Variable lease cost	375	443
Total lease cost	$7,655	$7,623
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,776	$4,488
Right-of-use assets obtained in exchange for new operating lease liabilities	222	989

The following table outlines the maturities of lease liabilities as of March 31, 2025.

(In thousands)
Undiscounted Cash Flows:
2025 (excluding the three months ended March 31, 2025)	$13,800
2026	13,621
2027	10,467
2028	8,190
2029	7,567
Subsequent to 2029	30,106
Total Undiscounted Cash Flows	$83,751
Less: Imputed interest	(11,772)
Present value	$71,979
Current operating lease liabilities (1)	15,019
Non-current operating lease liabilities	56,960
Total lease liabilities	$71,979
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	8 Years
Weighted-average discount rate-operating leases	4.0%

As of March 31, 2025, the Company had no leases that had not already commenced.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2025, the Company estimated a range of possible environmental losses and legal losses of $17,875,000 to $42,409,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $17,875,000 at March 31, 2025 and $19,952,000 at December 31, 2024. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to the uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $2,576,000 and $1,585,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Following are summaries of the Company’s major contingencies at March 31, 2025:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company has paid the current owner $4,085,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2025. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from the USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. The notice informed the Company of the USEPA’s intent to seek a potential penalty from the Company. Negotiations related to this matter are ongoing with the USEPA. The alleged damages may result in a range of possible penalties and the Company believes it is probable that it will have exposure for this matter. At this stage, the Company is unable to predict the ultimate outcome of this matter, or what impact, if any, the outcome might have on the Company's financial position, results of operations or cash flows. The Company believes it has recourse to any such penalties and the Company expects to pursue indemnification claims against the licensed distributor with respect to this matter.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended March 31,
	2025	2024
Interest cost	$1,700	$1,651
Expected return on plan assets	(2,002)	(2,116)
Amortization of net actuarial loss	(19)	(3)
Net periodic benefit cost	$(321)	$(468)

	UNITED KINGDOM
(In thousands)	Three Months Ended March 31,
	2025	2024
Interest cost	$168	$161
Expected return on plan assets	(194)	(183)
Amortization of net actuarial loss	92	80
Net periodic benefit cost	$66	$58

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $171,000 is expected to be paid to the unfunded non-qualified plans in 2025. Of such amount, $83,000 had been paid to the non-qualified plans as of March 31, 2025.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2025.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the three months ended March 31, 2025 and 2024, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2024 and 2025, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Retirement savings contributions	$2,215	$2,125
Profit sharing contributions	1,110	848
Total defined contribution plan expenses	$3,325	$2,973

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At March 31, 2025, the balance of the trust assets was $605,000 which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Computation of Basic Earnings per Share
Net income	$19,711	$13,893
Weighted-average number of common shares outstanding	22,867	22,824
Basic earnings per share	$0.86	$0.61

Computation of Diluted Earnings per Share
Net income	$19,711	$13,893
Weighted-average number of shares outstanding	22,867	22,824
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	12	47
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	3
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	9	54
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	-	20
Weighted-average shares applicable to diluted earnings	22,890	22,948
Diluted earnings per share	$0.86	$0.61

(1)
Options/SARs to acquire 1,213,923 and 800,025 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2025 and 2024, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three months ended March 31, 2025 and 2024:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income (loss) before reclassifications	(6,551)	—	831	(5,720)
Amounts reclassified from AOCI	—	58	(2)	56
Net current-period other comprehensive income (loss)	(6,551)	58	829	(5,664)
Balance at March 31, 2024	$(122,963)	$(20,350)	$7,047	$(136,266)

Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	21,609	—	(1,112)	20,497
Amounts reclassified from AOCI	—	55	(2)	53
Net current-period other comprehensive income (loss)	21,609	55	(1,114)	20,550
Balance at March 31, 2025	$(154,193)	$(25,941)	$3,846	$(176,288)

Information regarding the reclassifications out of AOCI for the three months ended March 31, 2025 and 2024, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31,		Affected Line Item in Condensed Consolidated Statements of Income
	2025	2024
Amortization of defined benefit pension actuarial losses	$(73)	$(77)	(2)
	18	19	Tax benefit
	$(55)	$(58)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	Cost of sales
	2	2	Total before tax
	—	—	Tax benefit
	$2	$2	Net of tax
Total reclassifications for the period	$(53)	$(56)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The following is segment data for the three months ended March 31, 2025 and 2024, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended March 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$430,337	$146,116	$16,802	$593,255
Cost of Sales (1)	376,666	130,896	10,397	517,959
Operating Expenses (2)	24,741	7,202	897	32,840
Operating Income	$28,930	$8,018	$5,508	$42,456
Unallocated Corporate Expenses (3)	—	—	—	(14,168)
Consolidated Operating Income				$28,288

Segment Capital Expenditures	$24,004	$7,071	$1,080	32,155
Unallocated Capital Expenditures (4)	—	—	—	593
Consolidated Capital Expenditures				$32,748

Segment Depreciation and Amortization	$19,430	$8,061	$1,489	28,980
Unallocated Depreciation and Amortization (5)	—	—	—	290
Consolidated Depreciation and Amortization				$29,270

	For the Three Months Ended March 31, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$390,820	$145,508	$15,090	$551,418
Cost of Sales (1)	340,378	130,432	10,021	480,831
Operating Expenses (2)	24,363	6,694	801	31,858
Operating Income	$26,079	$8,382	$4,268	$38,729
Unallocated Corporate Expenses (3)	—	—	—	(18,560)
Consolidated Operating Income				$20,169

Segment Capital Expenditures	$26,584	$2,505	$1,068	30,157
Unallocated Capital Expenditures (4)	—	—	—	—
Consolidated Capital Expenditures				$30,157

Segment Depreciation and Amortization	$17,666	$8,043	$1,477	27,186
Unallocated Depreciation and Amortization (5)	—	—	—	418
Consolidated Depreciation and Amortization				$27,604

The following is segment assets at March 31, 2025 and December 31, 2024, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of March 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,643,031	$543,296	$75,632	2,261,959
Unallocated Assets (6)	—	—	—	127,724
Consolidated Assets				$2,389,683

	As of December 31, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,578,689	$523,192	$70,898	2,172,779
Unallocated Assets (6)	—	—	—	131,869
Consolidated Assets				$2,304,648

(1)
Cost of sales is comprised of raw material costs (including freight and shipping/handling expenses to deliver the raw materials), manufacturing plant labor expenses and other manufacturing overhead expenses, such as utilities, maintenance, depreciation, etc. that can be allocated to reportable segments.
(2)
Operating expenses allocated to reportable segments are comprised of selling, administrative and research and development expenses. The CODM uses operating expenses in aggregate to analyze the performance of each reportable segment.
(3)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information technology and environmental remediation expenses), deferred compensation and business restructuring and assets impairment expenses that are not included in segment operating income and not used to evaluate segment performance.
(4)
Unallocated capital expenditures primarily include capital expenditures related to the Company’s Northfield, Illinois location.
(5)
Unallocated depreciation and amortization primarily includes depreciation related to the Company’s Northfield, Illinois location.
(6)
Unallocated assets primarily include assets in the Company’s Northfield, Illinois location.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2025 and December 31, 2024, the Company had $503,000 and $689,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $689,000 of revenue in the first three months of 2025 from pre-existing contract liabilities at December 31, 2024.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At March 31, 2025, $3,877,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $4,616,000 of revenue has been recognized from the beginning of the contract term through March 31, 2025.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2025 and 2024. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended March 31, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$251,735	$72,793	$13,464	$337,992
Europe	81,598	61,142	3,267	146,007
Latin America	82,764	296	71	83,131
Asia	14,240	11,885	—	26,125
Total	$430,337	$146,116	$16,802	$593,255

(In thousands)	For the Three Months Ended March 31, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$229,591	$69,809	$13,246	$312,646
Europe	70,778	63,877	1,835	136,489
Latin America	77,868	417	9	78,294
Asia	12,584	11,405	—	23,989
Total	$390,820	$145,508	$15,090	$551,418

14.
DEBT

At March 31, 2025 and December 31, 2024, debt was comprised of the following:

(In thousands)	Maturity Dates	March 31, 2025	December 31, 2024
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $88 and $99 for 2025 and 2024, respectively)	2025-2027	$42,770	$42,759
3.86% (net of unamortized debt issuance cost of $1 and $15 for 2025 and 2024, respectively)	2025	14,284	14,270
2.30% (net of unamortized debt issuance cost of $72 and $77 for 2025 and 2024, respectively)	2025-2028	39,928	39,923
2.37% (net of unamortized debt issuance cost of $77 and $83 for 2025 and 2024, respectively)	2025-2028	39,923	39,917
2.73% (net of unamortized debt issuance cost of $66 and $70 for 2025 and 2024, respectively)	2025-2031	99,934	99,930
2.83% (net of unamortized debt issuance cost of $58 and $60 for 2025 and 2024, respectively)	2026-2032	74,942	74,940
Revolving credit facility and term loan borrowing	2025	346,500	313,700
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2025	1,002	-
Total debt		$659,283	$625,439
Less current maturities		328,484	292,807
Long-term debt		$330,799	$332,632

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $311,781,000 as of March 31, 2025. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 3.95 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2025 to 2032.

On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027. The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the

CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of March 31, 2025, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of March 31, 2025, the Company had outstanding letters of credit totaling $5,318,000 and $346,500,000 of outstanding borrowings under the Credit Agreement, inclusive of an $88,750,000 delayed-draw term loan ($11,250,000 of the term loan principal has been permanently repaid as scheduled). There was $86,932,000 available under the Credit Agreement as of March 31, 2025.

The Company's foreign subsidiaries had $1,002,000 of debt outstanding at March 31, 2025.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $263,063,000 and $251,953,000 at March 31, 2025 and December 31, 2024, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31,
	2025	2024
Foreign exchange gain (loss)	$619	$(375)
Investment income	121	60
Realized and unrealized gain (loss) on investments	(493)	2,267
Net periodic benefit cost	255	410
Other, net	$502	$2,362

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $8,132,000 and $13,004,000 that were unpaid at March 31, 2025 and 2024, respectively. Noncash financing activities included the issuance of 94,314 shares of the Company’s common stock (valued at $5,712,000) and 98,146 shares of the Company’s common stock (valued at $8,808,000) under the Company’s equity incentive compensation plan during the three months ended March 31, 2025 and 2024, respectively.

17.
RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40). This update requires that public entities on an interim and annual basis disclose, in the notes to financial statements, specified information about certain costs and expenses. ASU No. 2024-03 requires a footnote disclosure in tabular form of each expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. The disclosure would also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. In January 2025, the FASB issued ASU

No. 2025-01, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the effective date. The amendments in ASU No. 2024-03 are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The implementation of ASU No. 2024-03 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s interim and annual disclosures related to the relevant subtopics in this update.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including the risks and uncertainties related to the following:

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
•
international business risks, including changes in global trade policy, including tariffs, retaliatory measures and countermeasures, currency exchange controls, fluctuations in currency exchange rates, legal restrictions and taxes;
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

These factors are not necessarily all of the important factors that could cause the Company’s actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors could also impact the Company’s results. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company does not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements.

The “Company,” “we,” “our” or “us” means Stepan Company and one or more of its subsidiaries only.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales for the first three months of 2025, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 25 percent of consolidated net sales for the first three months of 2025, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2025, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended March 31,
(In millions)	2025	2024	Change
Deferred Compensation (Administrative expenses)	$1.0	$(1.8)	$2.8	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.5)	2.2	(2.7)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$0.6	$0.5	$0.1

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(In millions)	2025	2024	Increase	Decrease Due to Foreign Translation
Net Sales	$593.3	$551.4	$41.9	$(18.5)
Gross Profit	75.5	70.3	5.2	(2.7)
Operating Income	28.3	20.2	8.1	(1.8)
Pretax Income	24.7	19.5	5.2	(1.9)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024

Summary

Net income in the first quarter of 2025 was $19.7 million, or $0.86 per diluted share, versus $13.9 million, or $0.61 per diluted share, in the first quarter of 2024. Adjusted net income was $19.3 million, or $0.84 per diluted share, versus $14.7 million, or $0.64 per diluted share in the first quarter of 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $58.0 million in the first quarter of 2025, up 16 percent, versus $50.2 million in the first quarter of 2024. Adjusted EBITDA was $57.5 million, up 12 percent, versus $51.2 million in the first quarter of 2024 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2025 compared to the first quarter of 2024. A detailed discussion of segment operating performance for the first quarter of 2025, compared to the first quarter of 2024, follows the summary.

Consolidated net sales increased $41.8 million, or eight percent, versus the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $40.4 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased four percent, which favorably impacted the change in net sales by $19.9 million. Surfactant and Polymer sales volumes increased three and seven percent, respectively, year-over-year. Specialty Products sales volume decreased 13 percent. Foreign currency translation negatively impacted the year-over-year change in net sales by $18.5 million, primarily due to a stronger U.S. dollar against the Brazilian real and Mexican peso.

Operating income in the first quarter of 2025 increased $8.1 million, or 40 percent, versus operating income in the first quarter of 2024. Surfactant and Specialty Products operating income increased $2.9 million and $1.2 million, respectively, year-over-year. Polymer operating income decreased $0.3 million versus the first quarter of 2024. Corporate expenses, including environmental remediation and deferred compensation expenses decreased $4.4 million, or 24 percent, year-over-year. Corporate expenses, excluding environmental remediation and deferred compensation expenses decreased $0.2 million, or one percent, year-over-year. Foreign currency translation had a $1.8 million unfavorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) decreased $2.9 million, or six percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $0.7 million, or six percent, primarily due to higher bad debt provision expenses in 2025.
•
Administrative expenses decreased $1.3 million, or six percent, year-over-year primarily due to lower environmental reserve expenses.
•
Research, development and technical service (R&D) expenses increased $0.4 million, or three percent.

•
Deferred compensation was $1.0 million of income in the first quarter of 2025 versus $1.8 million of expense in the prior year quarter. The $2.8 million year-over-year decrease in deferred compensation expense reflects a decline in the market value of mutual fund investment assets during the first quarter of 2025 versus an increase during the first quarter of 2024. Additionally, the market price of the Company's common stock decreased $9.66 per share in the first quarter of 2025 versus a $4.51 per share decrease in the first quarter of 2024. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first quarter of 2025 increased $1.1 million, or 34 percent, versus the first quarter of 2024. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company's new specialty alkoxylation facility in Pasadena, Texas neared completion. Following the quarter end, in early April, the Company started production at the new facility.

Other, net was $0.5 million of income in the first quarter of 2025 versus $2.4 million of income in the first quarter of 2024. The Company recognized $0.4 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2025 compared to $2.3 million of investment gains in the first quarter of 2024. In addition, the Company reported $0.6 million of foreign exchange gains in the first quarter of 2025 versus $0.4 million of foreign exchange losses in the first quarter of 2024. The Company's net periodic pension income was $0.3 million in the first quarter of 2025 versus $0.4 million of income in the first quarter of 2024.

The Company’s effective tax rate was 20.1 percent in the first quarter of 2025 versus 28.6 percent in the first quarter of 2024. The decrease was primarily attributable to the Company effectively settling an audit in one jurisdiction combined with the non-recurrence of an unfavorable event, related to GILTI, in the first quarter of 2024. These items were partially offset by the expected tax impact of certain cash repatriations to the US.

Segment Results

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2025	2024	Increase	Percent Change
Surfactants	$430,337	$390,820	$39,517	10
Polymers	146,116	145,508	608	0
Specialty Products	16,802	15,090	1,712	11
Total Net Sales	$593,255	$551,418	$41,837	8

(Dollars in thousands)	For the Three Months Ended March 31,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$28,930	$26,079	$2,851	11
Polymers	8,018	8,382	(364)	-4
Specialty Products	5,508	4,268	1,240	29
Segment Operating Income	$42,456	$38,729	$3,727	10
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$15,164	$16,782	$(1,618)	-10
Deferred Compensation Expense	(996)	1,778	(2,774)	-156
Total Operating Income	$28,288	$20,169	$8,119	40

Surfactants

Surfactant net sales for the first quarter of 2025 increased $39.5 million versus net sales for the first quarter of 2024. Higher average selling prices favorably impacted the change in net sales by $47.0 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume increased three percent and had a $10.6 million favorable impact on the change in net sales. Foreign currency translation had an $18.1 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2025	2024	Increase	Percent Change
North America	$251,735	$229,590	$22,145	10
Europe	81,598	70,778	10,820	15
Latin America	82,764	77,868	4,896	6
Asia	14,240	12,584	1,656	13
Total Surfactants Segment	$430,337	$390,820	$39,517	10

Net sales for North American operations increased $22.1 million, or 10 percent, year-over-year. Higher average selling prices had a $14.8 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume increased three percent and positively impacted the change in net sales by $8.0 million. The higher sales volume was primarily due to higher demand for products sold into the agricultural end markets and to our distribution partners. Foreign currency translation negatively impacted the change in net sales by $0.7 million.

Net sales for European operations increased $10.8 million, or 15 percent, primarily due to higher average selling prices and a five percent increase in sales volume. These items positively impacted the change in net sales by $9.3 million and $3.4 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. The higher sales volume was primarily due to higher demand for products sold into the agricultural end markets and to our distribution partners. Foreign currency translation negatively impacted the change in net sales by $1.9 million. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations increased $4.9 million, or six percent, primarily due to higher average selling prices that positively impacted the change in net sales by $21.3 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. Sales volume decreased two percent and negatively impacted the change in net sales by $1.3 million. The decrease in sales volume was primarily due to lower demand for products sold into the commodity consumer end markets. A stronger U.S. dollar relative to all currencies within the region led to a $15.1 million unfavorable foreign currency translation effect.

Net sales for Asian operations increased $1.7 million, or 13 percent, versus the prior year quarter. A 14 percent increase in sales volume and higher average selling prices favorably impacted the change in net sales by $1.7 million and $0.4 million, respectively. The sales volume growth primarily reflects higher demand for products sold into the commodity laundry and cleaning end markets. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.4 million.

Surfactant operating income for the first quarter of 2025 increased $2.9 million, or 11 percent, versus operating income for the first quarter of 2024. Gross profit increased $3.2 million, or six percent, and operating expenses increased $0.4 million, or two percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$26,351	$31,368	$(5,017)	-16
Europe	10,706	8,322	2,384	29
Latin America	11,648	8,766	2,882	33
Asia	4,966	1,986	2,980	150
Surfactants Segment Gross Profit	$53,671	$50,442	$3,229	6
Operating Expenses	24,741	24,363	378	2
Surfactants Segment Operating Income	$28,930	$26,079	$2,851	11

Gross profit for North American operations decreased $5.0 million, or 16 percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over-year change in gross profit by $6.1 million and were primarily attributable to higher expenses associated with the Company's new alkoxylation facility in Pasadena, Texas. The three percent increase in sales volume positively impacted the year-over-year change in gross profit by $1.1 million.

Gross profit for European operations increased $2.4 million, or 29 percent, primarily due to higher average unit margins and a five percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $2.3 million and $0.4 million, respectively. The higher average unit margins primarily reflect more favorable product mix. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Latin American operations increased $2.9 million, or 33 percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $5.2 million and primarily reflect a more favorable product mix. The two percent decrease in sales volume negatively impacted the change in gross profit by $0.1 million. A stronger U.S. dollar relative to all currencies within the region led to a $2.2 million negative foreign currency translation effect.

Gross profit for Asia operations increased $3.0 million year-over-year primarily due to higher average unit margins and a 14 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $2.7 million and $0.3 million, respectively. The higher average unit margins largely reflect lower overhead costs due to the timing of production runs.

Operating expenses for the Surfactants segment increased $0.4 million, or two percent, in the first quarter of 2025 versus the first quarter of 2024.

Polymers

Polymers net sales for the first quarter of 2025 increased $0.6 million versus net sales for the same period of 2024. A seven percent increase in sales volume positively impacted the change in net sales by $10.1 million. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $9.2 million and $0.3 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$72,793	$69,809	$2,984	4
Europe	61,142	63,877	(2,735)	-4
Asia and Other	12,181	11,822	359	3
Total Polymers Segment	$146,116	$145,508	$608	0

Net sales for North American operations increased $3.0 million, or four percent, primarily due to a 13 percent increase in sales volume that positively impacted the year-over-year change in net sales by $9.0 million. Sales volume of polyols used in rigid foam applications and within the commodity phthalic anhydride business increased two percent and 136 percent, respectively. The higher phthalic anhydride volume is mainly attributable to the non-recurrence of operational interruptions at the Millsdale, Illinois plant during the first quarter of 2024 and market share gain in 2025. Specialty Polyols sales volume declined five percent during the quarter. Lower average selling prices negatively impacted the year-over-year change in net sales by $6.0 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $2.7 million, or four percent, year-over-year. This decrease was mainly due to lower average selling prices that negatively impacted the year-over-year change in net sales by $4.3 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation negatively impacted the change in net sales by $0.1 million. A three percent increase in sales volume, driven by a four percent increase in rigid polyols, positively impacted the change in net sales by $1.7 million.

Net sales for Asia and Other operations increased $0.4 million, or three percent, primarily due to a three percent increase in average selling prices and a two percent increase in sales volume. These items positively impacted the year-over-year change in net sales by $0.3 million each. The higher sales volume reflects higher demand for specialty polyols resulting from the Company's product diversification efforts. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.2 million.

Polymer operating income in the first quarter of 2025 decreased $0.4 million, or four percent, versus operating income in the first quarter of 2024. Gross profit increased $0.1 million, or one percent and operating expenses increased $0.5 million or eight percent year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$4,636	$4,643	$(7)	0
Europe	7,982	9,022	(1,040)	-12
Asia and Other	2,602	1,411	1,191	84
Polymers Segment Gross Profit	$15,220	$15,076	$144	1
Operating Expenses	7,202	6,694	508	8
Polymers Segment Operating Income	$8,018	$8,382	$(364)	-4

Gross profit for North American operations was flat year-over-year. The 13 percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.6 million. Lower average unit margins negatively impacted the change in gross profit by $0.6 million. The lower average unit margins largely reflected less favorable product mix and high cost inventory carryover.

Gross profit for European operations decreased $1.0 million, or 12 percent, versus the first quarter of 2024. The decrease was primarily due to lower average unit margins that negatively impacted the year-over-year change in gross profit by $1.2 million. The three percent increase in sales volume positively impacted the change in gross profit by $0.2 million.

Gross profit for Asia and Other operations increased $1.2 million, or 84 percent, primarily due to higher average unit margins that positively impacted the change in gross profit by $1.2 million. The higher average unit margins mostly reflect better product mix resulting from the Company's diversification efforts.

Operating expenses for the Polymer segment increased $0.5 million, or eight percent, in the first quarter of 2025 versus the first quarter of 2024. The increase was attributable to numerous small items.

Specialty Products

Specialty Products net sales for the first quarter of 2025 increased $1.7 million, or 11 percent, versus net sales for the first quarter of 2024. The increase was primarily due to higher average selling prices. Gross profit and operating income increased $1.3 million and $1.2 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were mostly attributable to margin recovery within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $4.4 million, or 24 percent, year-over-year. Corporate expenses were $14.2 million in the first quarter of 2025 versus $18.6 million in the first quarter of 2024. Deferred Compensation and environmental reserve expenses were down $2.8 million and $1.4 million, respectively, year-over-year. The lower environmental reserve expenses are due to the non-recurrence of an environmental reserve adjustment made in the first quarter of 2024 related to property formerly owned and operated by the Company in Wilmington, Massachusetts.

The $2.8 million decrease in deferred compensation expense was primarily due to a decline in the market value of mutual fund investment assets during the first quarter of 2025 versus an increase during the first quarter of 2024. In addition, the market price of the Company's common stock decreased $9.66 per share in the first quarter of 2025 versus a $4.51 per share decrease in the first quarter of 2024.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended March 31, 2025 and 2024:

	2025	2024		2023
	March 31	December 31	March 31	December 31
Company Common Stock Price	$55.04	$64.70	$90.04	$94.55

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2025, operating activities were a cash source of $6.9 million versus a cash source of $41.6 million for the comparable period in 2024. For the first three months of 2025, investing cash outflows totaled $26.4 million versus cash outflows of $24.4 million in the prior year period. Financing activities were a cash source of $22.8 million versus a cash use of $20.0 million in the prior year period.

Cash and cash equivalents increased $7.8 million compared to December 31, 2024, inclusive of a $4.5 million favorable foreign exchange rate impact. On March 31, 2025, the Company's cash and cash equivalents totaled $107.5 million. Cash in U.S. money market funds, which were rated AAAm by Standard and Poor’s, and Aaa-mf by Moody’s, totaled $1.9 million and cash in U.S. demand deposit accounts totaled $2.2 million. The Company’s non-U.S. subsidiaries held $103.4 million of cash and cash equivalents as of March 31, 2025.

Operating Activities

Net income during the first three months of 2025 increased $5.8 million versus the comparable period in 2024. Working capital was a cash use of $40.9 million during the first three months of 2025 versus a cash use of $2.8 million in the comparable period in 2024.

Accounts receivable were a cash use of $40.3 million during the first three months of 2025 compared to a cash use of $26.0 million for the comparable period in 2024. Inventories were a cash use of $16.9 million in 2025 versus a cash source of $3.2 million in 2024. Accounts payable and accrued liabilities were a cash source of $27.4 million in 2025 compared to a cash source of $26.0 million for the same period in 2024.

Working capital requirements were higher in the first three months of 2025 compared to 2024 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher sales volume and higher selling prices due to the pass through of higher raw material costs. The change in inventories primarily reflects higher quantities, primarily to support business growth and in anticipation of tariffs, and higher unit costs during the first quarter of 2025 versus a year ago. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2025.

Investing Activities

Cash used for investing activities increased slightly year-over-year. Cash used for capital expenditures was $32.7 million in the first three months of 2025 versus $30.2 million in the same period of 2024.

For 2025, the Company estimates that total capital expenditures will be in the range of $125.0 million to $135.0 million.

Financing Activities

Cash flow from financing activities was a source of $22.8 million in 2024 versus a use of $20.0 million in 2024. The year-over-year change was primarily due to a higher level of borrowings against the Company's revolving credit facility during the first quarter of 2025.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the three months ended March 31, 2025. At March 31, 2025, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $33.9 million, from $625.4 million on December 31, 2024 to $659.3 million on March 31, 2025, primarily due to higher domestic borrowings from the Company's revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $551.8 million on March 31, 2025 versus $525.7 million at December 31, 2024.

As of March 31, 2025, the ratio of net debt to net debt plus shareholders’ equity was 31.5 percent versus 31.0 percent at December 31, 2024 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On March 31, 2025, the Company’s debt included $311.8 million of unsecured notes, with maturities ranging from 2025 through 2032, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $88.7 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $257.8 million of short-term loans borrowed under the Company’s revolving credit facility and $1.0 million of foreign credit line borrowings. As of March 31, 2025, the Company had outstanding letters of credit of $14.0 million, inclusive of $5.3 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027. The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($11.3 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of March 31, 2025, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit. and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $5.3 million at March 31, 2025.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2025, the Company’s foreign subsidiaries had $1.0 million of outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of March 31, 2025.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2025 and 2024, the Company’s expenditures for capital projects related to environmental matters were $2.4 million and $1.5 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $10.0 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $17.9 million to $42.4 million at March 31, 2025 and $20.0 million to $44.5 million at December 31, 2024. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $17.9 million at March 31, 2025 and $20.0 million at December 31, 2024. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $2.6 million for the three months ended March 31, 2025, compared to $1.6 million for the same period in 2024.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2024 Annual Report on Form 10-K.

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

	Three Months Ended
(In millions, except per share amounts)	March 31, 2025		March 31, 2024
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$19.7	$0.86	$13.9	$0.61

Deferred Compensation Income (including related investment activity)	(0.6)	(0.03)	(0.5)	(0.02)
Environmental Remediation Expense	0.1	—	1.5	0.06
Cumulative Tax Effect on Above Adjustment Items	0.1	0.01	(0.2)	(0.01)
Adjusted Net Income	$19.3	$0.84	$14.7	$0.64

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company's Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Operating Income	$28.2	$20.2
Depreciation and Amortization	29.3	27.6
Other, Net Income	0.5	2.4
EBITDA	$58.0	$50.2
Deferred Compensation	(0.6)	(0.5)
Environmental Remediation	0.1	1.5
Adjusted EBITDA	$57.5	$51.2

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	March 31, 2025	December 31, 2024
Current Maturities of Long-Term Debt as Reported	$328.5	$292.8
Long-Term Debt as Reported	330.8	332.6
Total Debt as Reported	659.3	625.4
Less Cash and Cash Equivalents as Reported	(107.5)	(99.7)
Net Debt	$551.8	$525.7
Equity	$1,200.5	$1,169.9
Net Debt plus Equity	$1,752.3	$1,695.6
Net Debt/Net Debt plus Equity	31%	31%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2024 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

On March 19, 2025, the Company received a pre-filing notice from the USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. The notice informed the Company of the USEPA’s intent to seek a potential penalty from the Company. Negotiations related to this matter are ongoing with the USEPA. The alleged damages may result in a range of possible penalties and the Company believes it is probable that it will have exposure for this matter. At this stage, the Company is unable to predict the ultimate outcome of this matter, or what impact, if any, the outcome might have on the Company's financial position, results of operations or cash flows. The Company believes it has recourse to any such penalties and the Company expects to pursue indemnification claims against the licensed distributor with respect to this matter.

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

There have been no other material changes to the legal proceedings disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2025:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 2025	1,225	(2)	$63.46	—	$125,050,905
February 2025	30,743	(3)	$62.12	—	$125,050,905
March 2025	9,686	(4)	$57.92	—	$125,050,905

Total	41,654		$61.18	—	$125,050,905

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
(2)
Represents shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of stock appreciation rights.
(3)
Includes 8,617, 20,522 and 1,604 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the distribution of deferred performance shares and the distribution of restricted stock units, respectively.
(4)
Includes 182, 6,451, 2,921 and 132 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the distribution of performance shares, the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.		Description
10.1	–

Professional Services & Consulting Agreement, dated as of March 14, 2025, by and between Stepan Company and DJK, LLC (filed with the Company's Current Report on Form 8-K/A on March 20, 2025 (File No. 001-4462), and incorporated herein by reference)

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

Date: May 7, 2025

/s/ Samuel S. Hinrichsen
Samuel S. Hinrichsen
Vice President and Interim Chief Financial Officer