Form 10-Q
period 2025-06-30
STEPAN CO
filed 2025-08-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2025
Common Stock, $1 par value	22,616,440 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$594,689	$556,405	$1,187,944	$1,107,823
Cost of Sales	522,804	486,853	1,040,596	967,990
Gross Profit	71,885	69,552	147,348	139,833
Operating Expenses:
Selling	14,657	11,828	26,765	23,216
Administrative	22,801	24,569	44,215	47,259
Research, development and technical services	14,701	14,093	29,350	28,349
Deferred compensation expense	1,761	395	765	2,173
	53,920	50,885	101,095	100,997
Operating Income	17,965	18,667	46,253	38,836
Other Income (Expense):
Interest, net	(5,485)	(2,661)	(9,611)	(5,732)
Other, net (Note 15)	1,306	1,200	1,808	3,562
	(4,179)	(1,461)	(7,803)	(2,170)

Income Before Provision for Income Taxes	13,786	17,206	38,450	36,666
Provision for Income Taxes	2,445	7,685	7,398	13,252
Net Income	11,341	9,521	31,052	23,414

Net Income Per Common Share (Note 10):
Basic	$0.50	$0.42	$1.36	$1.03
Diluted	$0.50	$0.42	$1.36	$1.02

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,865	22,827	22,866	22,825
Diluted	22,879	22,936	22,885	22,942

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$11,341	$9,521	$31,052	$23,414
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	37,084	(25,411)	58,693	(31,962)
Defined benefit pension adjustments, net of tax (Note 11)	59	57	114	115
Derivative instrument activity, net of tax (Note 11)	(774)	(280)	(1,888)	549
Total Other Comprehensive Income (Loss)	36,369	(25,634)	56,919	(31,298)
Comprehensive Income (Loss)	$47,710	$(16,113)	$87,971	$(7,884)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$88,904	$99,665
Receivables, net	442,151	388,027
Inventories (Note 6)	329,475	288,722
Other current assets	45,576	34,015
Total current assets	906,106	810,429
Assets held for sale (Note 17)	8,663	—
Property, Plant and Equipment:
Cost	2,709,809	2,645,931
Less: Accumulated depreciation	(1,496,881)	(1,447,477)
Property, plant and equipment, net	1,212,928	1,198,454
Goodwill, net	98,871	91,368
Other intangible assets, net	42,620	42,673
Long-term investments (Note 3)	19,761	25,558
Operating lease assets (Note 7)	63,274	71,477
Other non-current assets	63,907	64,689
Total assets	$2,416,130	$2,304,648
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$274,791	$292,807
Accounts payable	281,751	258,787
Accrued liabilities	116,479	117,440
Total current liabilities	673,021	669,034
Liabilities held for sale (Note 17)	4,813	—
Deferred income taxes	10,385	9,612
Long-term debt, less current maturities (Note 14)	383,239	332,632
Non-current operating lease liabilities (Note 7)	50,100	57,392
Other non-current liabilities	52,859	66,044
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,290,966 issued shares in 2025 and 27,156,436 issued shares in 2024	27,291	27,156
Additional paid-in capital	256,575	253,779
Accumulated other comprehensive loss (Note 11)	(139,919)	(196,838)
Retained earnings	1,287,552	1,273,886
Less: Common treasury stock, at cost, 4,674,573 shares in 2025 and 4,655,798 shares in 2024	(189,786)	(188,049)
Total equity	1,241,713	1,169,934
Total liabilities and equity	$2,416,130	$2,304,648

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$31,052	$23,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,559	55,614
Deferred compensation	765	2,173
Realized and unrealized gains on long-term investments	(1,074)	(2,946)
Stock-based compensation	3,064	2,930
Deferred income taxes	496	6,393
Other non-cash items	412	977
Changes in assets and liabilities:
Receivables, net	(31,753)	(27,345)
Inventories	(30,652)	(9,686)
Other current assets	(10,765)	(5,095)
Accounts payable and accrued liabilities	(1,570)	26,602
Pension liabilities	(472)	(943)
Environmental and legal liabilities	(436)	171
Deferred revenues	(1,491)	(1,203)
Net Cash Provided By Operating Activities	18,135	71,056
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(58,346)	(59,867)
Other, net	6,878	5,831
Net Cash Used In Investing Activities	(51,468)	(54,036)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	(18,200)	27,379
Other debt borrowings (Note 6)	75,000	—
Other debt repayments (Note 6)	(24,286)	(24,286)
Dividends paid	(17,386)	(16,853)
Stock option exercises	104	966
Other, net	(1,974)	(3,211)
Net Cash Provided By (Used In) Financing Activities	13,258	(16,005)
Effect of Exchange Rate Changes on Cash	9,314	(6,130)
Net Decrease in Cash and Cash Equivalents	(10,761)	(5,115)
Cash and Cash Equivalents at Beginning of Period	99,665	129,823
Cash and Cash Equivalents at End of Period	$88,904	$124,708
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$4,590	$6,022
Cash payments of interest	$13,628	$14,022

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and six months ended June 30, 2025 and 2024:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2025	$1,200,538	$27,253	$254,366	$(189,706)	$(176,288)	$1,284,913

Issuance of 530 shares of common stock under incentive compensation plan	22	—	22	—	—	—

Stock-based and deferred compensation	2,145	38	2,187	(80)	—	—

Net income	11,341	—	—	—	—	11,341

Other comprehensive income	36,369	—	—	—	36,369	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,702)	—	—	—	—	(8,702)
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 2,473 shares of common stock under incentive compensation plan	104	2	102	—	—	—

Stock-based and deferred compensation	1,090	133	2,694	(1,737)	—	—

Net income	31,052	—	—	—	—	31,052

Other comprehensive income	56,919	—	—	—	56,919	—

Cash dividends paid:
Common stock ($0.770 per share)	(17,386)	—	—	—	—	(17,386)
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2024	$1,214,522	$27,125	$248,337	$(187,611)	$(136,266)	$1,262,937

Issuance of 2,456 shares of common stock under incentive compensation plan	101	2	99	—	—	—

Stock-based and deferred compensation	2,357	15	2,509	(167)	—	—

Net income	9,521	—	—	—	—	9,521

Other comprehensive (loss)	(25,634)	—	—	—	(25,634)	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,431)	—	—	—	—	(8,431)
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 23,124 shares of common stock under incentive compensation plan	966	23	943	—	—	—

Stock-based and deferred compensation	(283)	113	2,970	(3,366)	—	—

Net income	23,414	—	—	—	—	23,414

Other comprehensive (loss)	(31,298)	—	—	—	(31,298)	—

Cash dividends paid:
Common stock ($0.750 per share)	(16,853)	—	—	—	—	(16,853)
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated far value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $6,622,000 and $12,589,000 at June 30, 2025 and December 31, 2024, respectively.

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

At June 30, 2025, and December 31, 2024, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $333,000 and $404,000 as of June 30, 2025 and December 31, 2024, respectively):

(In thousands)	June 30, 2025	December 31, 2024
Fair value	$641,989	$598,864
Carrying value	658,363	625,843

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2025, and December 31, 2024, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$19,761	$19,761	$—	$—
Derivative assets:
Interest rate contracts	3,051	—	3,051	—
Foreign currency contracts	1,058	—	1,058	—
Total assets at fair value	$23,870	$19,761	$4,109	$—
Derivative liabilities:
Foreign currency contracts	$1,188	$—	$1,188	$—

(In thousands)	December 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,558	$25,558	$—	$—
Derivative assets:
Interest rate contracts	4,934	—	4,934	—
Foreign currency contracts	1,386	—	1,386	—
Total assets at fair value	$31,878	$25,558	$6,320	$—
Derivative liabilities:
Foreign currency contracts	$752	$—	$752	$—

4.
DERIVATIVE INSTRUMENTS

At June 30, 2025, and December 31, 2024, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $58,273,000 and $149,571,000, respectively. All forward foreign exchange contracts at June 30, 2025 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At June 30, 2025, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on June 30, 2025, and December 31, 2024, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and six months ended June 30, 2025 and 2024, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months ended June 30, 2025 and 2024, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended June 30,		Six Months Ended June 30,
2025	2024	2025	2024
$1,682	$1,558	$3,064	$2,930

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Stock options	$112	$119
Performance shares and RSUs	9,130	4,645
SARs	3,456	2,438

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2025.

The Company granted the following awards in the first six months of 2025:

Shares
Stock options	1,887
Performance shares (at target) and RSUs	130,394
SARs	114,162

The unrecognized compensation costs at June 30, 2025, are expected to be recognized over weighted-average periods of 1.8 years for stock options, 2.3 years for performance shares and RSUs and 2.1 years for SARs.

6.
INVENTORIES

The composition of inventories at June 30, 2025, and December 31, 2024, was as follows:

(In thousands)	June 30, 2025	December 31, 2024
Finished goods	$227,695	$201,684
Raw materials	101,780	87,038
Total inventories	$329,475	$288,722

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$4,801	$4,468	$9,563	$8,961
Short-term lease cost	2,796	3,249	5,314	5,936
Variable lease cost	393	422	768	865
Total lease cost	$7,990	$8,139	$15,645	$15,762
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,801	$4,477	$9,577	$8,965
Right-of-use assets obtained in exchange for new operating lease liabilities	38	559	260	1,548

The following table outlines the maturities of lease liabilities as of June 30, 2025.

(In thousands)
Undiscounted Cash Flows:
2025 (excluding the six months ended June 30, 2025)	$9,289
2026	14,248
2027	10,599
2028	8,301
2029	7,670
Subsequent to 2029	30,257
Total Undiscounted Cash Flows	$80,364
Less: Imputed interest	(11,216)
Present value	$69,148
Current operating lease liabilities (1)	14,487
Non-current operating lease liabilities	54,661
Total lease liabilities	$69,148
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	8 Years
Weighted-average discount rate-operating leases	4.0%

As of June 30, 2025, the Company had no leases that had not already commenced.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2025, the Company estimated a range of possible environmental losses and legal losses of $19,516,000 to $44,903,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,516,000 at June 30, 2025 and $19,952,000 at December 31, 2024. In the second quarter of 2025, the Company accrued an additional $1,754,000 for remediation expenses at the Company's Elwood, Illinois (Millsdale) facility due to a change in the scope of planned remediation activities. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $3,402,000 and $1,982,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2025:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,122,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2025. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. The Company is pursuing indemnification claims against two third parties to recover the cost of the penalty.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$1,700	$1,652	$3,400	$3,303
Expected return on plan assets	(2,003)	(2,124)	(4,005)	(4,240)
Amortization of net actuarial loss	(19)	(3)	(38)	(6)
Net periodic benefit cost	$(322)	$(475)	$(643)	$(943)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$178	$160	$346	$321
Expected return on plan assets	(206)	(182)	(400)	(365)
Amortization of net actuarial loss	97	80	189	160
Net periodic benefit cost	$69	$58	$135	$116

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $171,000 is expected to be paid to the unfunded non-qualified plans in 2025. Of such amount, $112,000 had been paid to the non-qualified plans as of June 30, 2025.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2025.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the six months ended June 30, 2025 and 2024, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2024 and 2025, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retirement savings contributions	$2,344	$2,295	$4,559	$4,420
Profit sharing contributions	495	684	1,605	1,532
Total defined contribution plan expenses	$2,839	$2,979	$6,164	$5,952

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At June 30, 2025, the balance of the trust assets was $254,000 which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Basic Earnings per Share
Net income	$11,341	$9,521	$31,052	$23,414
Weighted-average number of common shares outstanding	22,865	22,827	22,866	22,825
Basic earnings per share	$0.50	$0.42	$1.36	$1.03

Computation of Diluted Earnings per Share
Net income	$11,341	$9,521	$31,052	$23,414
Weighted-average number of shares outstanding	22,865	22,827	22,866	22,825
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	7	34	10	41
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	8	2	6
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	5	45	7	49
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	—	22	—	21
Weighted-average shares applicable to diluted earnings	22,879	22,936	22,885	22,942
Diluted earnings per share	$0.50	$0.42	$1.36	$1.02

(1)
Options/SARs to acquire 1,205,183 and 1,209,553 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2025, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 899,151 and 849,588 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2024, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2024	$(122,963)	$(20,350)	$7,047	$(136,266)
Other comprehensive (loss) before reclassifications	(25,411)	—	(278)	(25,689)
Amounts reclassified from AOCI	—	57	(2)	55
Net current-period other comprehensive income (loss)	(25,411)	57	(280)	(25,634)
Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)

Balance at March 31, 2025	$(154,193)	$(25,941)	$3,846	$(176,288)
Other comprehensive income (loss) before reclassifications	37,084	—	(771)	36,313
Amounts reclassified from AOCI	—	59	(3)	56
Net current-period other comprehensive income (loss)	37,084	59	(774)	36,369
Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)

Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income ( loss) before reclassifications	(31,962)	—	553	(31,409)
Amounts reclassified from AOCI	—	115	(4)	111
Net current-period other comprehensive income (loss)	(31,962)	115	549	(31,298)
Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)

Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	58,693	—	(1,883)	56,810
Amounts reclassified from AOCI	—	114	(5)	109
Net current-period other comprehensive income (loss)	58,693	114	(1,888)	56,919
Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2025 and 2024, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2025	2024	2025	2024
Amortization of defined benefit pension actuarial losses	$(78)	$(77)	$(151)	$(154)	(2)
	19	20	37	39	Tax benefit
	$(59)	$(57)	$(114)	$(115)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	2	5	4	Cost of sales
	3	2	5	4	Total before tax
	—	—	—	—	Tax benefit
	$3	$2	$5	$4	Net of tax
Total reclassifications for the period	$(56)	$(55)	$(109)	$(111)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The following is segment data for the three and six months ended June 30, 2025 and 2024, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended June 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$411,456	$162,751	$20,482	$594,689
Cost of Sales (1)	370,660	138,124	14,293	523,077
Operating Expenses (2)	27,429	7,468	931	35,828
Operating Income	$13,367	$17,159	$5,258	$35,784
Unallocated Corporate Expenses (3)	—	—	—	(17,819)
Consolidated Operating Income				$17,965

Segment Capital Expenditures	$19,675	$4,581	$866	$25,122
Unallocated Capital Expenditures (4)	—	—	—	476
Consolidated Capital Expenditures				$25,598

Segment Depreciation and Amortization	$21,137	$8,352	$1,472	$30,961
Unallocated Depreciation and Amortization (5)	—	—	—	328
Consolidated Depreciation and Amortization				$31,289

	For the Six Months Ended June 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$841,793	$308,867	$37,284	$1,187,944
Cost of Sales (1)	747,326	269,020	24,690	1,041,036
Operating Expenses (2)	52,170	14,670	1,828	68,668
Operating Income	$42,297	$25,177	$10,766	$78,240
Unallocated Corporate Expenses (3)	—	—	—	(31,987)
Consolidated Operating Income				$46,253

Segment Capital Expenditures	$43,679	$11,652	$1,946	$57,277
Unallocated Capital Expenditures (4)	—	—	—	1,069
Consolidated Capital Expenditures				$58,346

Segment Depreciation and Amortization	$40,567	$16,413	$2,961	$59,941
Unallocated Depreciation and Amortization (5)	—	—	—	618
Consolidated Depreciation and Amortization				$60,559

	For the Three Months Ended June 30, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$379,795	$159,757	$16,853	$556,405
Cost of Sales (1)	338,908	139,111	8,775	486,794
Operating Expenses (2)	23,825	7,049	759	31,633
Operating Income	$17,062	$13,597	$7,319	$37,978
Unallocated Corporate Expenses (3)	—	—	—	(19,311)
Consolidated Operating Income				$18,667

Segment Capital Expenditures	$26,036	$2,616	$1,058	$29,710
Unallocated Capital Expenditures (4)	—	—	—	—
Consolidated Capital Expenditures				$29,710

Segment Depreciation and Amortization	$17,863	$8,192	$1,497	$27,552
Unallocated Depreciation and Amortization (5)	—	—	—	458
Consolidated Depreciation and Amortization				$28,010

	For the Six Months Ended June 30, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$770,615	$305,265	$31,943	$1,107,823
Cost of Sales (1)	679,286	269,543	18,796	967,625
Operating Expenses (2)	48,187	13,743	1,560	63,490
Operating Income	$43,142	$21,979	$11,587	$76,708
Unallocated Corporate Expenses (3)	—	—	—	(37,872)
Consolidated Operating Income				$38,836

Segment Capital Expenditures	$52,620	$5,121	$2,126	$59,867
Unallocated Capital Expenditures (4)	—	—	—	—
Consolidated Capital Expenditures				$59,867

Segment Depreciation and Amortization	$35,529	$16,235	$2,974	$54,738
Unallocated Depreciation and Amortization (5)	—	—	—	876
Consolidated Depreciation and Amortization				$55,614

The following is segment assets at June 30, 2025 and December 31, 2024, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of June 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,654,136	$552,106	$81,600	$2,287,842
Unallocated Assets (6)	—	—	—	128,288
Consolidated Assets				$2,416,130

	As of December 31, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,578,689	$523,192	$70,898	$2,172,779
Unallocated Assets (6)	—	—	—	131,869
Consolidated Assets				$2,304,648

(1)
Cost of sales is comprised of raw material costs (including freight and shipping/handling expenses to deliver the raw materials), manufacturing plant labor expenses and other manufacturing overhead expenses, such as utilities, maintenance, depreciation, etc., that can be allocated to reportable segments.
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

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2025 and December 31, 2024, the Company had $307,000 and $689,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $689,000 of revenue in the first six months of 2025 from pre-existing contract liabilities at December 31, 2024.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At June 30, 2025, $3,323,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $5,170,000 of revenue has been recognized from the beginning of the contract term through June 30, 2025.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2025 and 2024. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended June 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$234,364	$88,251	$16,833	$339,448
Europe	74,605	63,296	3,514	141,415
Latin America	90,527	204	135	90,866
Asia	11,960	11,000	—	22,960
Total	$411,456	$162,751	$20,482	$594,689

(In thousands)	For the Six Months Ended June 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$486,099	$161,044	$30,297	$677,440
Europe	156,203	124,438	6,781	287,422
Latin America	173,291	500	206	173,997
Asia	26,200	22,885	—	49,085
Total	$841,793	$308,867	$37,284	$1,187,944

(In thousands)	For the Three Months Ended June 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$220,520	$79,828	$15,395	$315,743
Europe	63,460	67,401	1,322	132,183
Latin America	83,569	326	136	84,031
Asia	12,246	12,202	—	24,448
Total	$379,795	$159,757	$16,853	$556,405

(In thousands)	For the Six Months Ended June 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$450,110	$149,637	$28,641	$628,388
Europe	134,238	131,278	3,157	268,672
Latin America	161,437	743	145	162,325
Asia	24,830	23,607	—	48,437
Total	$770,615	$305,265	$31,943	$1,107,823

14.
DEBT

At June 30, 2025 and December 31, 2024, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2025	December 31, 2024
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $78 and $99 for 2025 and 2024, respectively)	2025-2027	$42,778	$42,759
3.86% (net of unamortized debt issuance cost of $0 and $15 for 2025 and 2024, respectively)	2025	—	14,270
2.30% (net of unamortized debt issuance cost of $66 and $77 for 2025 and 2024, respectively)	2025-2028	29,934	39,923
2.37% (net of unamortized debt issuance cost of $71 and $83 for 2025 and 2024, respectively)	2025-2028	39,929	39,917
2.73% (net of unamortized debt issuance cost of $62 and $70 for 2025 and 2024, respectively)	2025-2031	99,939	99,930
2.83% (net of unamortized debt issuance cost of $56 and $60 for 2025 and 2024, respectively)	2026-2032	74,944	74,940
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2025 and 2024, respectively)	2029-2033	75,000	—
Revolving credit facility and term loan borrowing	2025	293,000	313,700
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2025	2,506	—
Total debt		$658,030	$625,439
Less current maturities		274,791	292,807
Long-term debt		$383,239	$332,632

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $362,524,000 as of June 30, 2025. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2025 to 2033.

On May 21, 2025, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021, Stepan issued and sold $37,500,000 in aggregate principal amount of its 6.17% Senior Notes, Series 2025-A, due May 21, 2033 (the Series 2025-A Notes). On May 21, 2025, pursuant to a note purchase and master note agreement dated as of June 10, 2021, Stepan issued and sold $37,500,000 in aggregate principal amount of its 6.17% Senior Notes, Series 2025-B, due May 21, 2033 (together with the Series 2025-A Notes, the Notes). The Notes will bear interest at a fixed rate of 6.17% with interest to be paid semi-annually. Principal amortization for the Notes is contractually scheduled with equal annual payments beginning on May 21, 2029 and on each May 21 thereafter to and including May 21, 2032, with the final outstanding principal balance due at maturity on May 21, 2033.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of June 30, 2025, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of June 30, 2025, the Company had outstanding letters of credit totaling $4,884,000 and $293,000,000 of outstanding borrowings under the Credit Agreement, inclusive of an $87,500,000 delayed-draw term loan ($12,500,000 of the term loan principal has been permanently repaid as scheduled). There was $139,616,000 available under the Credit Agreement as of June 30, 2025.

The Company's foreign subsidiaries had $2,506,000 of debt outstanding at June 30, 2025.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $265,723,000 and $251,953,000 at June 30, 2025 and December 31, 2024, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange (loss)	$(639)	$(27)	$(20)	$(402)
Investment income	125	131	246	191
Realized and unrealized gain on investments	1,567	679	1,074	2,946
Net periodic benefit cost	253	417	508	827
Other, net	$1,306	$1,200	$1,808	$3,562

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $10,593,000 and $9,003,000 that were unpaid at June 30, 2025 and 2024, respectively. Noncash financing activities included the issuance of 132,057 shares of the Company’s common stock (valued at $7,811,000) and 113,184 shares of the Company’s common stock (valued at $10,132,000) under the Company’s equity incentive compensation plan during the period ended June 30, 2025 and 2024, respectively.

17.
ASSETS AND LIABILITIES HELD FOR SALE

On May 27, 2025 Stepan Company announced that its subsidiary, Stepan Philippines Quaternaries, Inc. (SPQI), had entered into an agreement to sell SPQI's manufacturing assets located in Bauan, Batangas, Philippines to Masurf, Inc., a subsidiary of Musim Mas Holdings Pte. Ltd. The Company plans to close the sale during the second half of 2025. The asset disposal group includes $8,663,000 of assets and $4,813,000 of liabilities. The assets are comprised of $3,820,000 in property, plant and equipment (net) and $4,843,000 in right-of use assets (operating leases) that will be assigned at the time of closing. The liabilities held for sale reflect $4,813,000 in operating lease liabilities. These assets and liabilities all relate to the Surfactant reportable segment.

18.
SUBSEQUENT EVENT

A U.S. tax act (H.R.1) was signed into law on July 4, 2025 (the 2025 U.S. tax act). Under U.S. GAAP, the effects of changes in tax laws or rates should be recognized in the financial statements as of the enactment date. As a result, the impact of the new tax act has not been reflected in the Company’s financial statements as of June 30, 2025. The Company is evaluating the impact of the 2025 U.S. tax act and anticipates that its provisions that will have the most relevance to the Company are bonus depreciation, the immediate expensing of domestic research and development costs, and the increased limitation on the deduction for interest expense. Based on Company’s current understanding, the Company does not believe the new provisions of the 2025 U.S. tax act will have a material impact on the Company’s financial results, financial position, liquidity, or cash flows for 2025.

19.
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 71 percent of consolidated net sales for the first six months of 2025, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first six months of 2025, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first six months of 2025, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended June 30,
(In millions)	2025	2024	Change
Deferred Compensation (Administrative expenses)	$(1.8)	$(0.4)	$(1.4)	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.6	0.7	0.9
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(0.1)	$0.4	$(0.5)

	Income (Expense)
	For the Six Months Ended June 30,
(In millions)	2025	2024	Change
Deferred Compensation (Administrative expenses)	$(0.8)	$(2.2)	$1.4	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.1	2.9	(1.8)
Investment Income (Other, net)	0.2	0.2	-
Pretax Income Effect	$0.5	$0.9	$(0.4)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
(In millions)	2025	2024	Increase (Decrease)	Decrease Due to Foreign Translation
Net Sales	$594.7	$556.4	$38.3	$(1.7)
Gross Profit	71.9	69.6	2.3	(0.2)
Operating Income	18.0	18.7	(0.7)	(0.2)
Pretax Income	13.8	17.2	(3.4)	(0.2)

	For the Six Months Ended June 30,
(In millions)	2025	2024	Increase	Decrease Due to Foreign Translation
Net Sales	$1,187.9	$1,107.8	$80.1	$(20.2)
Gross Profit	147.3	139.8	7.5	(2.8)
Operating Income	46.3	38.8	7.5	(2.0)
Pretax Income	38.5	36.7	1.8	(2.1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 and 2024

Summary

Net income in the second quarter of 2025 was $11.3 million, or $0.50 per diluted share, versus $9.5 million, or $0.42 per diluted share, in the second quarter of 2024. Adjusted net income was $12.0 million, or $0.52 per diluted share, versus $9.4 million, or $0.41 per diluted share in the second quarter of 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $50.6 million in the second quarter of 2025, up six percent, versus $47.9 million in the second quarter of 2024. Adjusted EBITDA was $51.4 million, up eight percent, versus $47.7 million in the second quarter of 2024 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2025 compared to the second quarter of 2024. A detailed discussion of segment operating performance for the second quarter of 2025, compared to the second quarter of 2024, follows the summary.

Consolidated net sales increased $38.3 million, or seven percent, versus the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $32.5 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased one percent, which favorably impacted the change in net sales by $7.5 million. Polymer and Specialty Products sales volumes increased seven and 33 percent, respectively, year-over-year. Surfactant sales volume decreased one percent. Foreign currency translation negatively impacted the year-over-year change in net sales by $1.7 million, primarily due to a stronger U.S. dollar against the Brazilian real and Mexican peso.

Operating income in the second quarter of 2025 decreased $0.7 million, or four percent, versus operating income in the second quarter of 2024. Polymer operating income increased $3.6 million versus the second quarter of 2024. Surfactant and Specialty Products operating income decreased $3.7 million and $2.1 million, respectively, year-over-year. Corporate expenses, including environmental remediation and deferred compensation expenses, decreased $1.5 million, or eight percent, year-over-year. Corporate expenses, excluding environmental remediation and deferred compensation expenses, decreased $3.3 million, or 18 percent, year-over-year. Foreign currency translation had a $0.2 million unfavorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) increased $3.0 million, or six percent year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $2.8 million, or 24 percent, largely due to a $1.1 million USEPA penalty associated with certain of the Company's biocide products sold by a licensed distributor. Higher incentive-based compensation and bad debt provision expenses also contributed to this increase.
•
Administrative expenses decreased $1.8 million, or seven percent, year-over-year primarily due to the non-recurrence of a $3.5 million charge, related to a criminal social engineering scheme, in the second quarter of 2024. This decrease was partially offset by higher legacy-related environmental reserve expenses in 2025.
•
Research, development and technical service (R&D) expenses increased $0.6 million, or four percent.
•
Deferred compensation was $1.8 million of expense in the second quarter of 2025 versus $0.4 million of expense in the prior year quarter. The $1.4 million year-over-year increase in deferred compensation expense primarily reflects a larger increase in the market value of mutual fund investment assets during the second quarter of 2025 versus the second quarter of 2024. Additionally, the market price of the Company's common stock decreased $0.46 per share in the second quarter of 2025 versus a $6.08 per share decrease in the second quarter of 2024. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the second quarter of 2025 increased $2.8 million versus the second quarter of 2024. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $1.3 million of income in the second quarter of 2025 versus $1.2 million of income in the second quarter of 2024. The Company recognized $1.7 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2025 compared to $0.8 million of investment gains in the second quarter of 2024. In addition, the Company reported $0.6 million of foreign exchange losses in the second quarter of 2025 versus less than $0.1 million of foreign exchange losses in the second quarter of 2024. The Company's net periodic pension income was $0.3 million in the second quarter of 2025 versus $0.4 million of income in the second quarter of 2024.

The Company’s effective tax rate was 17.7 percent in the second quarter of 2025 versus 44.7 percent in the second quarter of 2024. This decrease was primarily attributable to the non-recurrence of an unfavorable event, related to a global intangible low-taxed income (GILTI) deduction and a foreign tax credit, in the second quarter of 2024, along with a favorable tax audit settlement and a more favorable geographical mix of income in 2025. In the second quarter of 2024, the Company intended to elect bonus depreciation for its new alkoxylation facility in Pasadena, Texas. The Company expected that, as a result of this election, it would lose its ability to use GILTI deduction and related GILTI foreign tax credits for 2024, resulting in a higher effective tax rate than in the second quarter of 2025, when the Company did not expect to lose such deduction and foreign tax credits.

Segment Results

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2025	2024	Increase	Percent Change
Surfactants	$411,456	$379,795	$31,661	8
Polymers	162,751	159,757	2,994	2
Specialty Products	20,482	16,853	3,629	22
Total Net Sales	$594,689	$556,405	$38,284	7

(Dollars in thousands)	For the Three Months Ended June 30,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$13,367	$17,062	$(3,695)	-22
Polymers	17,159	13,597	3,562	26
Specialty Products	5,258	7,319	(2,061)	-28
Segment Operating Income	$35,784	$37,978	$(2,194)	-6
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$16,058	$18,916	$(2,858)	-15
Deferred Compensation Expense	1,761	395	1,366	346
Total Operating Income	$17,965	$18,667	$(702)	-4

Surfactants

Surfactant net sales for the second quarter of 2025 increased $31.7 million versus net sales for the second quarter of 2024. Higher average selling prices favorably impacted the change in net sales by $40.9 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume decreased one percent and had a $3.7 million unfavorable impact on the change in net sales. Foreign currency translation had an $5.5 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$234,364	$220,520	$13,844	6
Europe	74,605	63,460	11,145	18
Latin America	90,527	83,569	6,958	8
Asia	11,960	12,246	(286)	-2
Total Surfactants Segment	$411,456	$379,795	$31,661	8

Net sales for North American operations increased $13.8 million, or six percent, year-over-year. Higher average selling prices had an $8.9 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume increased two percent and positively impacted the change in net sales by $5.0 million. The higher sales volume was primarily due to higher demand for products sold into the agricultural and oilfield end markets and to our distribution partners. Lower demand for products sold into the consumer products end markets partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.1 million.

Net sales for European operations increased $11.1 million, or 18 percent, due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $9.8 million and $3.9 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Sales volume declined four percent and negatively impacted the change in net sales by $2.6 million. The lower sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by the higher demand for products sold into agricultural end markets.

Net sales for Latin American operations increased $7.0 million, or eight percent, primarily due to higher average selling prices that positively impacted the change in net sales by $19.7 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. The unfavorable impact of foreign currency translation and a four percent decrease in sales volume negatively impacted the change in net sales by $9.6 million and $3.2 million, respectively. A stronger U.S. dollar relative to all currencies within the region led to the unfavorable foreign currency translation effect. The lower sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher demand for products sold into the personal care and agricultural end markets.

Net sales for Asian operations decreased $0.3 million, or two percent, versus the prior year quarter. A seven percent decrease in sales volume negatively impacted the change in net sales by $0.9 million. The lower sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher sales to our distribution partners. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $0.3 million, each.

Surfactant operating income for the second quarter of 2025 decreased $3.7 million, or 22 percent, versus operating income for the second quarter of 2024. Gross profit was flat year-over-year and operating expenses increased $3.6 million, or 15 percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$19,311	$20,378	$(1,067)	-5
Europe	8,138	6,480	1,658	26
Latin America	10,986	11,145	(159)	-1
Asia	2,361	2,884	(523)	-18
Surfactants Segment Gross Profit	$40,796	$40,887	$(91)	0
Operating Expenses	27,429	23,825	3,604	15
Surfactants Segment Operating Income	$13,367	$17,062	$(3,695)	-22

Gross profit for North American operations decreased $1.1 million, or five percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over change in gross profit by $1.5 million and were primarily attributable to higher expenses associated with the start-up of the Company's new alkoxylation facility in Pasadena, Texas, higher Oleochemical raw material costs that the Company plans to recover in the second half of the year, and an environmental remediation reserve adjustment related to the Company's Elwood, Illinois site. A two percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.4 million.

Gross profit for European operations increased $1.7 million, or 26 percent, primarily due to higher average unit margins and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $1.5 million and $0.4 million, respectively. The higher average unit margins primarily reflect more favorable product mix. A four percent decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.2 million.

Gross profit for Latin American operations decreased $0.2 million, or one percent. Higher average unit margins positively impacted the year-over-year change in gross profit by $1.3 million and reflect a more favorable product mix. The unfavorable impact of foreign currency translation and a four percent decrease in sales volume negatively impacted the change in gross profit by $1.1 million and $0.4 million, respectively.

Gross profit for Asia operations decreased $0.5 million year-over-year due to lower average unit margins and the seven percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $0.3 million and $0.2 million, respectively.

Operating expenses for the Surfactant segment increased $3.6 million, or 15 percent, in the second quarter of 2025 versus the second quarter of 2024. The increase was largely due to a $1.1 million USEPA penalty associated with certain of the Company's biocide products sold by a licensed distributor. The Company is pursuing indemnification claims against two third parties to recover the cost of the penalty. Higher incentive-based compensation and bad debt provision expenses also contributed to this increase.

Polymers

Polymers net sales for the second quarter of 2025 increased $3.0 million versus net sales for the same period of 2024. A seven percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $11.6 million and $3.6 million, respectively. Lower average selling prices negatively impacted the year-over-year change in net sales by $12.2 million. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$88,251	$79,828	$8,423	11
Europe	63,296	67,401	(4,105)	-6
Asia and Other	11,204	12,528	(1,324)	-11
Total Polymers Segment	$162,751	$159,757	$2,994	2

Net sales for North American operations increased $8.4 million, or 11 percent, primarily due to an 18 percent increase in sales volume that positively impacted the year-over-year change in net sales by $14.2 million. Sales volume of polyols used in rigid foam applications increased three percent year-over-year. Sales volume of commodity phthalic anhydride grew more than double digits primarily due to the market exit of a competitor. Specialty Polyols sales volume declined nine percent year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $5.8 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $4.1 million, or six percent, year-over-year. This decrease was primarily due to lower average selling prices that negatively impacted the year-over-year change in net sales by $8.2 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation favorably impacted the change in net sales by $3.6 million. A one percent increase in sales volume positively impacted the change in net sales by $0.5 million.

Net sales for Asia and Other operations decreased $1.3 million, or 11 percent, primarily due to an 11 percent decrease in sales volume that negatively impacted the change in net sales by $1.3 million. The lower sales volume reflects lower demand for polyols used in rigid foam applications that was partially offset by a higher demand for specialty polyols resulting from the Company's product diversification efforts.

Polymer operating income in the second quarter of 2025 increased $3.6 million, or 26 percent, versus operating income in the second quarter of 2024. Gross profit increased $4.0 million, or 19 percent and operating expenses increased 0.4 million or six percent year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2025	2024	Increase	Percent Change
North America	$13,799	$11,285	$2,514	22
Europe	8,773	7,556	1,217	16
Asia and Other	2,055	1,805	250	14
Polymers Segment Gross Profit	$24,627	$20,646	$3,981	19
Operating Expenses	7,468	7,049	419	6
Polymers Segment Operating Income	$17,159	$13,597	$3,562	26

Gross profit for North American operations increased $2.5 million, or 22 percent, year-over-year. The 18 percent increase in sales volume positively impacted the year-over-year change in gross profit by $2.0 million. Higher average unit margins positively impacted the change in gross profit by $0.5 million. The higher average unit margins were primarily due to the non-recurrence of a phthalic anhydride related catalyst write-off charge and higher expenses incurred at the Company's Millsdale, Illinois site due to operational issues during the second quarter of 2024.

Gross profit for European operations increased $1.2 million, or 16 percent, versus the second quarter of 2024. This increase was primarily due to higher average unit margins and the favorable impact of foreign currency translation. These two items positively impacted the year-over-year change in gross profit by $0.7 million and $0.5 million, respectively.

Gross profit for Asia and Other operations increased $0.3 million, or 14 percent, primarily due to higher average unit margins that positively impacted the change in gross profit by $0.5 million. The higher average unit margins primarily reflect better product mix resulting from the Company's recent diversification efforts. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.2 million.

Operating expenses for the Polymer segment increased $0.4 million, or six percent, in the second quarter of 2025 versus the second quarter of 2024.

Specialty Products

Specialty Products net sales for the second quarter of 2025 increased $3.6 million, or 22 percent, versus net sales for the second quarter of 2024. This increase was primarily due to higher sales volume. Gross profit and operating income decreased $1.9 million and $2.1 million, respectively, year-over-year. The decrease in gross profit and operating income primarily reflects order timing differences within the pharmaceutical business as typical second quarter sales orders were moved to the second half of the year.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $1.5 million, or eight percent, year-over-year. Corporate expenses were $17.8 million in the second quarter of 2025 versus $19.3 million in the second quarter of 2024. This decrease was primarily due to the non-recurrence of a $3.5 million expense, related to a criminal social engineering scheme, during the second quarter of 2024. Higher deferred compensation and legacy environmental reserve expenses, which were up $1.4 million and $0.5 million, respectively, partially offset the above.

The $1.4 million year-over-year increase in deferred compensation expense primarily reflects a larger increase in the market value of mutual fund investment assets during the second quarter of 2025 versus the second quarter of 2024. Additionally, the market price of the Company's common stock decreased $0.46 per share in the second quarter of 2025 versus a $6.08 per share decrease in the second quarter of 2024.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended June 30, 2025 and 2024:

	2025		2024
	June 30	March 31	June 30	March 31
Company Common Stock Price	$54.58	$55.04	$83.96	$90.04

Six Months Ended June 30, 2025 and 2024

Summary

Net income in the first half of 2025 was $31.1 million, or $1.36 per diluted share, versus $23.4 million, or $1.02 per diluted share, in the first half of 2024. Adjusted net income was $31.3 million, or $1.37 per diluted share, versus $24.1 million, or $1.05 per diluted share in the first half of 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $108.6 million in the first half of 2025, up 11 percent, versus $98.0 million in the first half of 2024. Adjusted EBITDA was $108.9 million, up 10 percent, versus $98.9 million in the first half of 2024 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first half of 2025 compared to the first half of 2024. A detailed discussion of segment operating performance for the first half of 2025, compared to the first half of 2024, follows the summary.

Consolidated net sales increased $80.1 million, or seven percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $72.9 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased two percent, which positively impacted the change in net sales by $27.4 million. Surfactant, Polymer and Specialty Products sales volumes increased one percent, seven percent and eight percent, respectively, year-over-year. Foreign currency translation negatively impacted the year-over-year change in net sales by $20.2 million, primarily due to a stronger U.S. dollar against the Mexican peso and Brazilian real.

Operating income in the first half of 2025 increased $7.4 million, or 19 percent, versus operating income in the first half of 2024. Polymer operating income increased $3.2 million year-over-year. Surfactant and Specialty Products operating income decreased $0.8 million each, year-over-year. Corporate expenses, including environmental remediation and deferred compensation expenses decreased $5.9 million, or 16 percent, year-over-year. Corporate expenses, excluding environmental remediation and deferred compensation expenses, decreased $3.5 million, or 10 percent, year-over-year. Foreign currency translation had a $2.0 million unfavorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) were essentially flat between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $3.5 million, or 15 percent, largely due to a $1.1 million USEPA penalty associated with certain of the Company's biocide products sold by a licensed distributor. Higher incentive-based compensation and bad debt provision expenses also contributed to this increase.
•
Administrative expenses decreased $3.0 million, or six percent, year-over-year primarily due to the non-recurrence of a $3.5 million charge, related to a criminal social engineering scheme, in the second quarter of 2024.
•
Research, development and technical service (R&D) expenses increased $1.0 million, or four percent primarily due to higher salaries and incentive-based compensation expenses.
•
Deferred compensation was $0.8 million of expense in the first half of 2025 versus $2.2 million of expense in the first half of 2024. The $1.4 million year-over-year decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the first half of 2025 versus the prior year. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first half of 2025 increased $3.9 million, or 68 percent, versus the first half of 2024. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $1.8 million of income in the first half of 2025 versus $3.6 million of income in the first half of 2024. The Company recognized $1.3 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2025 compared to $3.1 million of investment gains in the first half of 2024. In addition, the Company reported less than $0.1 million of foreign exchange losses in the first half of 2025 versus $0.4 million of foreign exchange losses in the first half of 2024. The Company's net periodic pension income was $0.5 million in the first half of 2025 versus $0.8 million of income in the first half of 2024.

The Company’s effective tax rate was 19.2 percent in the first half of 2025 versus 36.1 percent in the first half of 2024. This decrease was primarily attributable to a favorable tax audit settlement in 2025 combined with the non-recurrence of an unfavorable GILTI-related event in the first half of 2024. These items were partially offset by the expected tax impact of certain cash repatriations to the U.S. In the first six months of 2024, the Company intended to elect bonus depreciation for its new alkoxylation facility in Pasadena, Texas. The Company expected that, as a result of this election, it would lose its ability to use GILTI deduction and related GILTI foreign tax credits for 2024, resulting in a higher effective tax rate than in the first six months of 2025, when the Company did not expect to lose such deduction and foreign tax credits.

Segment Results

(In thousands)	For the Six Months Ended June 30,
Net Sales	2025	2024	Increase	Percent Change
Surfactants	$841,793	$770,615	$71,178	9
Polymers	308,867	305,265	3,602	1
Specialty Products	37,284	31,943	5,341	17
Total Net Sales	1,187,944	1,107,823	80,121	7

(In thousands)	For the Six Months Ended June 30,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$42,297	$43,142	$(845)	-2
Polymers	25,177	21,979	3,198	15
Specialty Products	10,766	11,587	(821)	-7
Segment Operating Income	$78,240	$76,708	$1,532	2
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$31,222	$35,699	$(4,477)	-13
Deferred Compensation	765	2,173	(1,408)	65
Total Operating Income	$46,253	$38,836	$7,417	19

Surfactants

Surfactant net sales for the first half of 2025 increased $71.2 million versus net sales for the first half of 2024. Higher average selling prices favorably impacted the change in net sales by $88.1 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume increased one percent and had a $6.7 million favorable impact on the change in net sales. Foreign currency translation had a $23.6 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2025	2024	Increase	Percent Change
North America	$486,099	$450,110	$35,989	8
Europe	156,203	134,238	21,965	16
Latin America	173,291	161,437	11,854	7
Asia	26,200	24,830	1,370	6
Total Surfactants Segment	$841,793	$770,615	$71,178	9

Net sales for North American operations increased $36.0 million, or eight percent, year-over-year. Higher average selling prices had a $23.8 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume increased three percent and positively impacted the change in net sales by $13.0 million. The higher sales volume was primarily due to higher demand for products sold into the agricultural and oilfield end markets and to our distribution partners. Lower demand for products sold into the consumer products end markets partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.8 million.

Net sales for European operations increased $22.0 million, or 16 percent, primarily due to higher average selling prices which had a $19.5 million positive impact on the change in net sales The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. Slightly higher sales volume had a $0.5 million favorable impact on the year-over-year change in net sales. Higher demand for products sold into the agricultural end markets was largely offset by lower demand for the products sold into the commodity laundry and cleaning end markets. Foreign currency translation favorably impacted the change in net sales by $2.0 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $11.9 million, or seven percent, primarily due to higher average selling prices that positively impacted the change in net sales by $41.0 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. Sales volume decreased three percent and negatively impacted the change in net sales by $4.4 million. The decrease in sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher demand for products sold into the agricultural, industrial cleaning and personal care end markets. A stronger U.S. dollar relative to all currencies within the region led to a $24.7 million unfavorable foreign currency translation effect.

Net sales for Asian operations increased $1.4 million, or six percent, year-over-year. Higher average selling prices and a three percent increase in sales volume positively impacted the change in net sales by $0.8 million and $0.7 million, respectively. The higher sales volume primarily reflects higher demand for products sold to our distribution partners. Foreign currency translation negatively impacted the year-over-year change in net sales by $0.1 million.

Surfactant operating income for the first half of 2025 decreased $0.8 million, or two percent, versus operating income for the first half of 2024. Gross profit increased $3.1 million, or three percent, and operating expenses increased $4.0 million, or eight percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$45,662	$51,746	$(6,084)	-12
Europe	18,844	14,802	4,042	27
Latin America	22,634	19,911	2,723	14
Asia	7,327	4,870	2,457	50
Surfactants Segment Gross Profit	$94,467	$91,329	$3,138	3
Operating Expenses	52,170	48,187	3,983	8
Surfactants Segment Operating Income	$42,297	$43,142	$(845)	-2

Gross profit for North American operations decreased $6.1 million, or 12 percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over-year change in gross profit by $7.5 million and were primarily attributable to higher expenses associated with the start-up of the Company's new alkoxylation facility in Pasadena, Texas, higher Oleochemical raw material costs that the Company plans to recover in the second half of the year, and an environmental reserve adjustment related to the Company's Elwood, Illinois site. A three percent increase in sales volume positively impacted the year-over-year change in gross profit by $1.5 million. Foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million.

Gross profit for European operations increased $4.0 million, or 27 percent, primarily due to higher average unit margins that had a $3.9 million favorable impact on the year-over-year change in gross profit. The higher average unit margins primarily reflect more favorable product mix. Foreign currency translation favorably impacted the year-over-year change in gross profit by $0.1 million.

Gross profit for Latin American operations increased $2.7 million, or 14 percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $6.5 million and primarily reflect a more favorable product mix. A three percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $0.5 million and $3.3 million, respectively. A stronger U.S. dollar relative to all currencies within the region led to the foreign currency translation effect.

Gross profit for Asia operations increased $2.5 million year-over-year primarily due to higher average unit margins and a three percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $2.3 million and $0.2 million, respectively.

Operating expenses for the Surfactant segment increased $4.0 million, or eight percent, in the first half of 2025 versus the first half of 2024. The increase was largely due to a $1.1 million EPA penalty associated with the Company's biocide products sold to a licensed distributor along with higher salaries, incentive-based compensation and bad debt provision expenses. The Company is pursuing indemnification claims against two third parties to recover the cost of the EPA penalty.

Polymers

Polymers net sales for the first half of 2025 increased $3.6 million versus net sales for the same period of 2024. A seven percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $21.7 million and $3.3 million, respectively. Lower average selling prices negatively impacted the year-over-year change in net sales by $21.4 million. A comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$161,044	$149,637	$11,407	8
Europe	124,438	131,278	(6,840)	-5
Asia and Other	23,385	24,350	(965)	-4
Total Polymers Segment	$308,867	$305,265	$3,602	1

Net sales for North American operations increased $11.4 million, or eight percent, primarily due to a 16 percent increase in sales volume that positively impacted the year-over-year change in net sales by $23.3 million. Sales volume of polyols used in rigid foam applications increased two percent year-over-year. Sales volume of commodity phthalic anhydride grew more than double digits primarily due to the market exit of a competitor. Specialty Polyols sales volume declined seven percent year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $11.9 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $6.8 million, or five percent, year-over-year. This decrease was mainly due to lower average selling prices that negatively impacted the year-over-year change in net sales by $12.6 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation positively impacted the change in net sales by $3.5 million. A two percent increase in sales volume, driven by a two percent increase in rigid polyols, positively impacted the change in net sales by $2.3 million.

Net sales for Asia and Other operations decreased $1.0 million, or four percent, primarily due to a five percent decrease in sales volume that negatively impacted the year-over-year change in net sales by $1.1 million. The lower sales volume reflects lower demand for polyols used in rigid foam applications that was partially offset by a higher demand for specialty polyols resulting from the Company's product diversification efforts. Higher average selling prices positively impacted the year-over-year change in net sales by $0.3 million. Foreign currency translation negatively impacted the change in net sales by $0.2 million.

Polymer operating income in the first half of 2025 increased $3.2 million, or 15 percent, versus operating income in the first half of 2024. Gross profit increased $4.1 million, or 12 percent and operating expenses increased $0.9 million or seven percent year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2025	2024	Increase	Percent Change
North America	$18,435	$15,928	$2,507	16
Europe	16,755	16,578	177	1
Asia and Other	4,657	3,216	1,441	45
Polymers Segment Gross Profit	$39,847	$35,722	$4,125	12
Operating Expenses	14,670	13,743	927	7
Polymers Segment Operating Income	$25,177	$21,979	$3,198	15

Gross profit for North American operations increased $2.5 million, or 16 percent, year-over-year. The 16 percent increase in sales volume positively impacted the year-over-year change in gross profit by $2.5 million. Average unit margins were flat year-over-year.

Gross profit for European operations increased $0.2 million, or one percent, versus the first half of 2024. This increase was primarily due to the favorable impact of foreign currency translation and a two percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $0.4 million and $0.3 million, respectively. Lower average unit margins negatively impacted the year-over-year change in gross profit by $0.5 million.

Gross profit for Asia and Other operations increased $1.4 million, or 45 percent, primarily due to higher average unit margins that positively impacted the change in gross profit by $1.6 million. The higher average unit margins mostly reflect better product mix resulting from the Company's diversification efforts. A five percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $0.1 million each.

Operating expenses for the Polymer segment increased $0.9 million, or seven percent, year-over-year.

Specialty Products

Specialty Products net sales for the first half of 2025 increased $5.3 million, or 17 percent, versus net sales for the first half of 2024. The increase was primarily due to higher average selling prices and an eight percent increase in sales volume. Gross profit and operating income decreased $0.6 million and $0.8 million, respectively, year-over-year. The decrease in gross profit and operating income was primarily due to order timing differences within the pharmaceutical business.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $5.9 million, or 16 percent, year-over-year. Corporate expenses were $32.0 million in the first half of 2025 versus $37.9 million in the first half of 2024. This decrease was primarily due to the non-recurrence of a $3.5 million expense related to a criminal social engineering scheme during the second quarter of 2024. In addition, deferred compensation and legacy environmental reserve expenses were down $1.4 million and $1.0 million, respectively, year-over-year.

The $1.4 million decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the first half of 2025 versus the prior year.

The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense for the six months ended June 30, 2025 and 2024:

	2025	2024		2023
	June 30	December 31	June 30	December 31
Company Common Stock Price	$54.58	$64.70	$83.96	$94.55

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2025, operating activities were a cash source of $18.1 million versus a cash source of $71.1 million for the comparable period in 2024. For the first six months of 2025, investing cash outflows totaled $51.5 million versus cash outflows of $54.0 million in the prior year period. Financing activities were a cash source of $13.3 million versus a cash use of $16.0 million in the prior year period.

Cash and cash equivalents decreased $10.8 million compared to December 31, 2024, inclusive of a $9.3 million favorable foreign exchange rate impact. On June 30, 2025, the Company's cash and cash equivalents totaled $88.9 million. Cash in U.S. money market funds, which were rated AAAm by Standard and Poor’s, and Aaa-mf by Moody’s, totaled $2.0 million and cash in U.S. demand deposit accounts totaled $2.2 million. The Company’s non-U.S. subsidiaries held $84.7 million of cash and cash equivalents as of June 30, 2025.

Operating Activities

Net income during the first six months of 2025 increased $7.6 million versus the comparable period in 2024. Working capital was a cash use of $74.7 million during the first six months of 2025 versus a cash use of $15.5 million in the comparable period in 2024.

Accounts receivable were a cash use of $31.8 million during the first six months of 2025 compared to a cash use of $27.3 million for the comparable period in 2024. Inventories were a cash use of $30.7 million in 2025 versus a cash use of $9.7 million in 2024. Accounts payable and accrued liabilities were a cash use of $1.6 million in 2025 compared to a cash source of $26.6 million for the same period in 2024.

Working capital requirements were higher in the first six months of 2025 compared to 2024 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher sales volume and higher selling prices due to the pass through of higher raw material costs. The change in inventories primarily reflects higher quantities to support business growth and in anticipation of tariffs. The Company also built inventory to provide safety stock in advance of the hurricane season and in preparation for negotiating a new collective bargaining agreement at the Millsdale, Illinois site. The change in inventories was also impacted by higher unit costs during the first six months of 2025 versus the prior year. The change in accounts payable and accrued liabilities reflects lower cash outlays in 2024 due to lower incentive-based compensation, tax and other year-end obligations linked to lower 2023 earnings. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2025.

Investing Activities

Cash used for investing activities decreased $2.6 million year-over-year. Cash used for capital expenditures was $58.3 million in the first six months of 2025 versus $59.9 million in the same period of 2024.

For 2025, the Company estimates that total capital expenditures will be in the range of $120.0 million to $125.0 million.

Financing Activities

Cash flow from financing activities was a source of $13.3 million in 2025 versus a use of $16.0 million in 2024. The year-over-year change was primarily due to the issuance of $75.0 million of senior unsecured notes in the first half of 2025, the proceeds of which were partially used to pay scheduled principal debt repayments and repay borrowings against the Company's revolving credit facility.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the six months ended June 30, 2025. At June 30, 2025, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $32.6 million, from $625.4 million on December 31, 2024 to $658.0 million on June 30, 2025, primarily due to the issuance of $75.0 million of senior unsecured notes. On May 21, 2025, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-A, due May 21, 2033 (the Series 2025-A Notes). On May 21, 2025, pursuant to a note purchase and master note agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-B, due May 21, 2033 (together with the Series 2025-A Notes, the Notes). The Notes will bear interest at a fixed rate of

6.17% with interest to be paid semi-annually. Principal amortization for the Notes is contractually scheduled with equal annual payments beginning on May 21, 2029 and on each May 21 thereafter to and including May 21, 2032, with the final outstanding principal balance due at maturity on May 21, 2033.

Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $569.1 million on June 30, 2025 versus $525.7 million at December 31, 2024. As of June 30, 2025, the ratio of net debt to net debt plus shareholders’ equity was 31.4 percent versus 31.0 percent at December 31, 2024 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On June 30, 2025, the Company’s debt included $362.5 million of unsecured notes, with maturities ranging from 2025 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, an $87.5 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $205.5 million of short-term loans borrowed under the Company’s revolving credit facility and $2.5 million of foreign credit line borrowings. As of June 30, 2025, the Company had outstanding letters of credit of $13.6 million, inclusive of $4.9 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($12.5 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of June 30, 2025, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.9 million at June 30, 2025.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At June 30, 2025, the Company’s foreign subsidiaries had $2.5 million of outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of June 30, 2025.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2025 and 2024, the Company’s expenditures for capital projects related to environmental matters were $4.4 million and $3.6 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the

Company’s manufacturing locations were $21.1 million and $28.6 million for the six months ended June 30, 2025 and 2024, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.5 million to $44.9 million at June 30, 2025 and $20.0 million to $44.5 million at December 31, 2024. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. In the second quarter of 2025, the Company accrued an additional $1.8 million for remediation expenses at the Company's Elwood, Illinois (Millsdale) facility due to a change in the scope of planned remediation activities. The Company's environmental and legal accruals totaled $19.5 million at June 30, 2025 and $20.0 million at December 31, 2024. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $3.4 million for the six months ended June 30, 2025, compared to $2.0 million for the same period in 2024.

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

	Three Months Ended
(In millions, except per share amounts)	June 30, 2025		June 30, 2024
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$11.3	$0.50	$9.5	$0.42

Deferred Compensation (Income) Expense (including related investment activity)	0.1	—	(0.4)	(0.01)
Environmental Remediation Expense	0.7	0.02	0.2	—
Cumulative Tax Effect on Above Adjustment Items	(0.1)	—	0.1	—
Adjusted Net Income	$12.0	$0.52	$9.4	$0.41

	Six Months Ended
(In millions, except per share amounts)	June 30, 2025		June 30, 2024
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$31.1	$1.36	$23.4	$1.02

Deferred Compensation (Income) Expense (including related investment activity)	(0.5)	(0.02)	(0.9)	(0.04)
Environmental Remediation Expense	0.8	0.03	1.8	0.08
Cumulative Tax Effect on Above Adjustment Items	(0.1)	—	(0.2)	(0.01)
Adjusted Net Income	$31.3	$1.37	$24.1	$1.05

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company's Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Three Months Ended June 30,
($ in millions)	2025	2024
Operating Income	$18.0	$18.7
Depreciation and Amortization	31.3	28.0
Other, Net Income	1.3	1.2
EBITDA	$50.6	$47.9
Deferred Compensation	0.1	(0.4)
Environmental Remediation	0.7	0.2
Adjusted EBITDA	$51.4	$47.7

	For the Six Months Ended June 30,
($ in millions)	2025	2024
Operating Income	$46.3	$38.8
Depreciation and Amortization	60.5	55.6
Other, Net Income	1.8	3.6
EBITDA	$108.6	$98.0
Deferred Compensation	(0.5)	(0.9)
Environmental Remediation	0.8	1.8
Adjusted EBITDA	$108.9	$98.9

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2025	December 31, 2024
Current Maturities of Long-Term Debt as Reported	$274.8	$292.8
Long-Term Debt as Reported	383.2	332.6
Total Debt as Reported	658.0	625.4
Less Cash and Cash Equivalents as Reported	(88.9)	(99.7)
Net Debt	$569.1	$525.7
Equity	$1,241.7	$1,169.9
Net Debt plus Equity	$1,810.8	$1,695.6
Net Debt/Net Debt plus Equity	31%	31%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2024 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company's legal proceedings are described below:

On March 19, 2025, the Company received a pre-filing notice from USEPA for violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. The Company is pursuing indemnification claims against two third parties to recover the cost of the penalty.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2024 Annual Report on Form 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2025:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2025	300	(2)	$47.42	—	$125,050,905
May 2025	7,649	(3)	$54.73	—	$125,050,905
June 2025	281	(4)	$53.46	—	$125,050,905

Total	8,230		$54.42	—	$125,050,905

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
(2)
Includes 217 and 83 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units and the distribution of deferred performance shares, respectively.
(3)
Includes 1,798, 3,398 and 2,453 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units, the distribution of shares pursuant to the Company's deferred incentive compensation program, and the distribution of performance shares, respectively.
(4)
Includes 247 and 34 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of shares pursuant to the Company's deferred incentive compensation program and the distribution of restricted stock units, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STEPAN COMPANY

Date: August 6, 2025

/s/ Ruben Velasquez
Ruben Velasquez
Vice President and Chief Financial Officer