Form 10-Q
period 2025-09-30
STEPAN CO
filed 2025-11-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $1 par value	22,619,015 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$590,284	$546,842	$1,778,228	$1,654,665
Cost of Sales	519,261	471,157	1,559,857	1,439,147
Gross Profit	71,023	75,685	218,371	215,518
Operating Expenses:
Selling	11,299	11,394	38,064	34,610
Administrative	22,864	26,254	67,079	73,513
Research, development and technical services	14,225	13,532	43,575	41,881
Deferred compensation expense	841	556	1,606	2,729
	49,229	51,736	150,324	152,733
Operating Income	21,794	23,949	68,047	62,785
Other Income (Expense):
Interest, net	(6,815)	(3,621)	(16,426)	(9,353)
Other, net (Note 15)	1,536	989	3,344	4,551
	(5,279)	(2,632)	(13,082)	(4,802)

Income Before Provision for Income Taxes	16,515	21,317	54,965	57,983
Provision for Income Taxes	5,676	(2,289)	13,074	10,963
Net Income	10,839	23,606	41,891	47,020

Net Income Per Common Share (Note 10):
Basic	$0.47	$1.03	$1.83	$2.06
Diluted	$0.47	$1.03	$1.83	$2.05

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,875	22,836	22,869	22,829
Diluted	22,893	22,923	22,888	22,936

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$10,839	$23,606	$41,891	$47,020
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	1,798	12,880	60,491	(19,082)
Defined benefit pension adjustments, net of tax (Note 11)	59	60	173	175
Derivative instrument activity, net of tax (Note 11)	(546)	(2,762)	(2,434)	(2,213)
Total Other Comprehensive Income (Loss)	1,311	10,178	58,230	(21,120)
Comprehensive Income	$12,150	$33,784	$100,121	$25,900

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$118,537	$99,665
Receivables, net	436,137	388,027
Inventories (Note 6)	324,267	288,722
Other current assets	41,663	34,015
Total current assets	920,604	810,429
Assets held for sale (Note 17)	8,476	—
Property, Plant and Equipment:
Cost	2,741,171	2,645,931
Less: Accumulated depreciation	(1,527,309)	(1,447,477)
Property, plant and equipment, net	1,213,862	1,198,454
Goodwill, net	98,956	91,368
Other intangible assets, net	41,014	42,673
Long-term investments (Note 3)	20,815	25,558
Operating lease assets (Note 7)	65,760	71,477
Other non-current assets	62,797	64,689
Total assets	$2,432,284	$2,304,648
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$298,365	$292,807
Accounts payable	289,379	258,787
Accrued liabilities	121,608	117,440
Total current liabilities	709,352	669,034
Liabilities held for sale (Note 17)	4,571	—
Deferred income taxes	10,294	9,612
Long-term debt, less current maturities (Note 14)	357,107	332,632
Non-current operating lease liabilities (Note 7)	52,044	57,392
Other non-current liabilities	52,144	66,044
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,293,679 issued shares in 2025 and 27,156,436 issued shares in 2024	27,294	27,156
Additional paid-in capital	258,195	253,779
Accumulated other comprehensive loss (Note 11)	(138,608)	(196,838)
Retained earnings	1,289,682	1,273,886
Less: Common treasury stock, at cost, 4,674,664 shares in 2025 and 4,655,798 shares in 2024	(189,791)	(188,049)
Total equity	1,246,772	1,169,934
Total liabilities and equity	$2,432,284	$2,304,648

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$41,891	$47,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	93,305	83,676
Deferred compensation	1,606	2,729
Realized and unrealized gains on long-term investments	(2,008)	(3,740)
Stock-based compensation	4,468	4,480
Deferred income taxes	1,733	(363)
Other non-cash items	1,227	1,756
Changes in assets and liabilities:
Receivables, net	(25,308)	(21,688)
Inventories	(24,848)	(39,003)
Other current assets	(7,409)	(5,995)
Accounts payable and accrued liabilities	6,524	27,455
Pension liabilities	(673)	(1,355)
Environmental and legal liabilities	(546)	818
Deferred revenues	(2,071)	(2,023)
Net Cash Provided By Operating Activities	87,891	93,767
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(87,896)	(86,572)
Other, net	6,878	5,831
Net Cash Used In Investing Activities	(81,018)	(80,741)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	3,582	83,004
Other debt borrowings (Note 6)	75,000	—
Other debt repayments (Note 6)	(48,571)	(48,571)
Dividends paid	(26,095)	(25,289)
Stock option exercises	104	1,023
Other, net	(1,760)	(3,238)
Net Cash Provided By Financing Activities	2,260	6,929
Effect of Exchange Rate Changes on Cash	9,739	(2,498)
Net Increase in Cash and Cash Equivalents	18,872	17,457
Cash and Cash Equivalents at Beginning of Period	99,665	129,823
Cash and Cash Equivalents at End of Period	$118,537	$147,280
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$4,065	$8,482
Cash payments of interest	$20,330	$21,513

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and nine months ended September 30, 2025 and 2024:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

Issuance of 0 shares of common stock under incentive compensation plan	—	—	—	—	—	—

Stock-based and deferred compensation	1,618	3	1,620	(5)	—	—

Net income	10,839	—	—	—	—	10,839

Other comprehensive income	1,311	—	—	—	1,311	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,709)	—	—	—	—	(8,709)
Balance, September 30, 2025	$1,246,772	$27,294	$258,195	$(189,791)	$(138,608)	$1,289,682

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 2,473 shares of common stock under incentive compensation plan	104	2	102	—	—	—

Stock-based and deferred compensation	2,708	136	4,314	(1,742)	—	—

Net income	41,891	—	—	—	—	41,891

Other comprehensive income	58,230	—	—	—	58,230	—

Cash dividends paid:
Common stock ($1.155 per share)	(26,095)	—	—	—	—	(26,095)
Balance, September 30, 2025	$1,246,772	$27,294	$258,195	$(189,791)	$(138,608)	$1,289,682

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2024	$1,192,436	$27,142	$250,945	$(187,778)	$(161,900)	$1,264,027

Issuance of 1,037 shares of common stock under incentive compensation plan	57	1	56	—	—	—

Stock-based and deferred compensation	1,524	6	1,674	(156)	—	—

Net income	23,606	—	—	—	—	23,606

Other comprehensive (loss)	10,178	—	—	—	10,178	—

Cash dividends paid:
Common stock ($0.375 per share)	(8,436)	—	—	—	—	(8,436)
Balance, September 30, 2024	$1,219,365	$27,149	$252,675	$(187,934)	$(151,722)	$1,279,197

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2023	$1,216,490	$27,006	$247,032	$(184,412)	$(130,602)	$1,257,466

Issuance of 24,161 shares of common stock under incentive compensation plan	1,023	24	999	—	—	—

Stock-based and deferred compensation	1,241	119	4,644	(3,522)	—	—

Net income	47,020	—	—	—	—	47,020

Other comprehensive (loss)	(21,120)	—	—	—	(21,120)	—

Cash dividends paid:
Common stock ($1.125 per share)	(25,289)	—	—	—	—	(25,289)
Balance, September 30, 2024	$1,219,365	$27,149	$252,675	$(187,934)	$(151,722)	$1,279,197

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $11,413,000 and $12,589,000 at September 30, 2025 and December 31, 2024, respectively.

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

At September 30, 2025, and December 31, 2024, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $303,000 and $404,000 as of September 30, 2025 and December 31, 2024, respectively):

(In thousands)	September 30, 2025	December 31, 2024
Fair value	$643,100	$598,864
Carrying value	655,775	625,843

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2025, and December 31, 2024, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$20,815	$20,815	$—	$—
Derivative assets:
Interest rate contracts	2,507	—	2,507	—
Foreign currency contracts	233	—	233	—
Total assets at fair value	$23,555	$20,815	$2,740	$—
Derivative liabilities:
Foreign currency contracts	$232	$—	$232	$—

(In thousands)	December 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,558	$25,558	$—	$—
Derivative assets:
Interest rate contracts	4,934	—	4,934	—
Foreign currency contracts	1,386	—	1,386	—
Total assets at fair value	$31,878	$25,558	$6,320	$—
Derivative liabilities:
Foreign currency contracts	$752	$—	$752	$—

4.
DERIVATIVE INSTRUMENTS

At September 30, 2025, and December 31, 2024, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $51,106,000 and $149,571,000, respectively. All forward foreign exchange contracts at September 30, 2025 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At September 30, 2025, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on September 30, 2025, and December 31, 2024, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and nine months ended September 30, 2025 and 2024, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months ended September 30, 2025 and 2024, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2025	2024	2025	2024
$1,404	$1,551	$4,468	$4,480

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Stock options	$92	$119
Performance shares and RSUs	7,520	4,645
SARs	3,086	2,438

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2025.

The Company granted the following awards in the first nine months of 2025:

Shares
Stock options	1,887
Performance shares (at target) and RSUs	134,162
SARs	124,737

The unrecognized compensation costs at September 30, 2025, are expected to be recognized over weighted-average periods of 1.6 years for stock options, 2.1 years for performance shares and RSUs and 2.0 years for SARs.

6.
INVENTORIES

The composition of inventories at September 30, 2025, and December 31, 2024, was as follows:

(In thousands)	September 30, 2025	December 31, 2024
Finished goods	$232,165	$201,684
Raw materials	92,102	87,038
Total inventories	$324,267	$288,722

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$4,894	$4,612	$14,457	$13,573
Short-term lease cost	2,691	2,718	8,005	8,654
Variable lease cost	395	447	1,163	1,312
Total lease cost	$7,980	$7,777	$23,625	$23,539
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,879	$4,624	$14,456	$13,589
Right-of-use assets obtained in exchange for new operating lease liabilities	755	2,353	1,015	3,901

The following table outlines the maturities of lease liabilities as of September 30, 2025.

(In thousands)
Undiscounted Cash Flows:
2025 (excluding the nine months ended September 30, 2025)	$5,001
2026	16,004
2027	12,103
2028	9,644
2029	8,883
Subsequent to 2029	30,938
Total Undiscounted Cash Flows	$82,573
Less: Imputed interest	(11,171)
Present value	$71,402
Current operating lease liabilities (1)	14,982
Non-current operating lease liabilities	56,420
Total lease liabilities	$71,402
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	7 Years
Weighted-average discount rate-operating leases	4.0%

As of September 30, 2025, the Company had no leases that had not already commenced.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2025, the Company estimated a range of possible environmental losses and legal losses of $19,406,000 to $44,696,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,406,000 at September 30, 2025 and $19,952,000 at December 31, 2024. In the second quarter of 2025, the Company accrued an additional $1,754,000 for remediation expenses at the Company's Elwood, Illinois (Millsdale) facility due to a change in the scope of planned remediation activities. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $4,030,000 and $2,243,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2025:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,190,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2025. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. During the third quarter of 2025, the Company recovered $500,000 of the USEPA penalty from third parties and continues to pursue complete recovery.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$1,700	$1,651	$5,100	$4,954
Expected return on plan assets	(2,002)	(2,120)	(6,007)	(6,360)
Amortization of net actuarial loss	(19)	(3)	(57)	(9)
Net periodic benefit cost	$(321)	$(472)	$(964)	$(1,415)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$179	$165	$525	$486
Expected return on plan assets	(208)	(187)	(608)	(552)
Amortization of net actuarial loss	98	82	287	242
Net periodic benefit cost	$69	$60	$204	$176

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $171,000 is expected to be paid to the unfunded non-qualified plans in 2025. Of such amount, $141,000 had been paid to the non-qualified plans as of September 30, 2025.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2025.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the nine months ended September 30, 2025 and 2024, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2024 and 2025, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retirement savings contributions	$2,256	$2,106	$6,815	$6,526
Profit sharing contributions	602	691	2,207	2,223
Total defined contribution plan expenses	$2,858	$2,797	$9,022	$8,749

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At September 30, 2025, the balance of the trust assets was $269,000 which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Computation of Basic Earnings per Share
Net income	$10,839	$23,606	$41,891	$47,020
Weighted-average number of common shares outstanding	22,875	22,836	22,869	22,829
Basic earnings per share	$0.47	$1.03	$1.83	$2.06

Computation of Diluted Earnings per Share
Net income	$10,839	$23,606	$41,891	$47,020
Weighted-average number of shares outstanding	22,875	22,836	22,869	22,829
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)	7	25	9	36
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	7	9	4	7
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)	4	28	6	42
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	—	25	—	22
Weighted-average shares applicable to diluted earnings	22,893	22,923	22,888	22,936
Diluted earnings per share	$0.47	$1.03	$1.83	$2.05

(1)
Options/SARs to acquire 1,206,200 and 1,208,435 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2025, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share. 883,188 and 860,788 options/SARs to acquire shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2024, respectively.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2024	$(148,374)	$(20,293)	$6,767	$(161,900)
Other comprehensive income (loss) before reclassifications	12,880	—	(2,760)	10,120
Amounts reclassified from AOCI	—	60	(2)	58
Net current-period other comprehensive income (loss)	12,880	60	(2,762)	10,178
Balance at September 30, 2024	$(135,494)	$(20,233)	$4,005	$(151,722)

Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)
Other comprehensive income (loss) before reclassifications	1,798	—	(544)	1,254
Amounts reclassified from AOCI	—	59	(2)	57
Net current-period other comprehensive income (loss)	1,798	59	(546)	1,311
Balance at September 30, 2025	$(115,311)	$(25,823)	$2,526	$(138,608)

Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income ( loss) before reclassifications	(19,082)	—	(2,207)	(21,289)
Amounts reclassified from AOCI	—	175	(6)	169
Net current-period other comprehensive income (loss)	(19,082)	175	(2,213)	(21,120)
Balance at September 30, 2024	$(135,494)	$(20,233)	$4,005	$(151,722)

Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	60,491	—	(2,427)	58,064
Amounts reclassified from AOCI	—	173	(7)	166
Net current-period other comprehensive income (loss)	60,491	173	(2,434)	58,230
Balance at September 30, 2025	$(115,311)	$(25,823)	$2,526	$(138,608)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2025 and 2024, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2025	2024	2025	2024
Amortization of defined benefit pension actuarial losses	$(79)	$(79)	$(230)	$(233)	(2)
	20	19	57	58	Tax benefit
	$(59)	$(60)	$(173)	$(175)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	7	6	Cost of sales
	2	2	7	6	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$7	$6	Net of tax
Total reclassifications for the period	$(57)	$(58)	$(166)	$(169)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The following is segment data for the three and nine months ended September 30, 2025 and 2024, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended September 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$422,358	$143,928	$23,998	$590,284
Cost of Sales (1)	382,447	123,025	13,541	519,013
Operating Expenses (2)	24,193	6,799	823	31,815
Operating Income	$15,718	$14,104	$9,634	$39,456
Unallocated Corporate Expenses (3)	—	—	—	(17,662)
Consolidated Operating Income				$21,794

Segment Capital Expenditures	$21,752	$6,401	$902	$29,055
Unallocated Capital Expenditures (4)	—	—	—	495
Consolidated Capital Expenditures				$29,550

Segment Depreciation and Amortization	$22,306	$8,270	$1,461	$32,037
Unallocated Depreciation and Amortization (5)	—	—	—	709
Consolidated Depreciation and Amortization				$32,746

	For the Nine Months Ended September 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$1,264,151	$452,795	$61,282	$1,778,228
Cost of Sales (1)	1,129,773	392,045	38,231	1,560,049
Operating Expenses (2)	76,363	21,469	2,651	100,483
Operating Income	$58,015	$39,281	$20,400	$117,696
Unallocated Corporate Expenses (3)	—	—	—	(49,649)
Consolidated Operating Income				$68,047

Segment Capital Expenditures	$65,431	$18,053	$2,848	$86,332
Unallocated Capital Expenditures (4)	—	—	—	1,564
Consolidated Capital Expenditures				$87,896

Segment Depreciation and Amortization	$62,873	$24,683	$4,422	$91,978
Unallocated Depreciation and Amortization (5)	—	—	—	1,327
Consolidated Depreciation and Amortization				$93,305

	For the Three Months Ended September 30, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$382,724	$149,796	$14,322	$546,842
Cost of Sales (1)	333,280	128,038	9,844	471,162
Operating Expenses (2)	23,141	6,510	751	30,402
Operating Income	$26,303	$15,248	$3,727	$45,278
Unallocated Corporate Expenses (3)	—	—	—	(21,329)
Consolidated Operating Income				$23,949

Segment Capital Expenditures	$22,269	$3,524	$912	$26,705
Unallocated Capital Expenditures (4)	—	—	—	—
Consolidated Capital Expenditures				$26,705

Segment Depreciation and Amortization	$17,926	$8,180	$1,480	$27,586
Unallocated Depreciation and Amortization (5)	—	—	—	476
Consolidated Depreciation and Amortization				$28,062

	For the Nine Months Ended September 30, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$1,153,339	$455,061	$46,265	$1,654,665
Cost of Sales (1)	1,012,566	397,581	28,640	1,438,787
Operating Expenses (2)	71,328	20,253	2,311	93,892
Operating Income	$69,445	$37,227	$15,314	$121,986
Unallocated Corporate Expenses (3)	—	—	—	(59,201)
Consolidated Operating Income				$62,785

Segment Capital Expenditures	$74,890	$8,645	$3,037	$86,572
Unallocated Capital Expenditures (4)	—	—	—	—
Consolidated Capital Expenditures				$86,572

Segment Depreciation and Amortization	$53,455	$24,415	$4,454	$82,324
Unallocated Depreciation and Amortization (5)	—	—	—	1,352
Consolidated Depreciation and Amortization				$83,676

The following is segment assets at September 30, 2025 and December 31, 2024, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of September 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,664,552	$560,983	$77,188	$2,302,723
Unallocated Assets (6)	—	—	—	129,561
Consolidated Assets				$2,432,284

	As of December 31, 2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,578,689	$523,192	$70,898	$2,172,779
Unallocated Assets (6)	—	—	—	131,869
Consolidated Assets				$2,304,648

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

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

As of September 30, 2025 and December 31, 2024, the Company had $282,000 and $689,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $689,000 of revenue in the first nine months of 2025 from pre-existing contract liabilities at December 31, 2024.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At September 30, 2025, $2,769,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $5,724,000 of revenue has been recognized from the beginning of the contract term through September 30, 2025.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2025 and 2024. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended September 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$233,333	$78,795	$20,689	$332,817
Europe	74,382	53,830	3,095	131,307
Latin America	98,444	200	214	98,858
Asia	16,199	11,103	—	27,302
Total	$422,358	$143,928	$23,998	$590,284

(In thousands)	For the Nine Months Ended September 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$719,432	$239,839	$50,986	$1,010,257
Europe	230,585	178,268	9,876	418,729
Latin America	271,735	700	420	272,855
Asia	42,399	33,988	—	76,387
Total	$1,264,151	$452,795	$61,282	$1,778,228

(In thousands)	For the Three Months Ended September 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$217,809	$73,999	$12,072	$303,880
Europe	66,387	63,632	2,119	132,138
Latin America	84,609	346	131	85,086
Asia	13,919	11,819	—	25,738
Total	$382,724	$149,796	$14,322	$546,842

(In thousands)	For the Nine Months Ended September 30, 2024
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$667,919	$223,636	$40,713	$932,268
Europe	200,625	194,910	5,276	400,811
Latin America	246,046	1,089	276	247,411
Asia	38,749	35,426	—	74,175
Total	$1,153,339	$455,061	$46,265	$1,654,665

14.
DEBT

At September 30, 2025 and December 31, 2024, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2025	December 31, 2024
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $66 and $99 for 2025 and 2024, respectively)	2025-2027	$28,505	$42,759
3.86% (net of unamortized debt issuance cost of $0 and $15 for 2025 and 2024, respectively)	2025	—	14,270
2.30% (net of unamortized debt issuance cost of $60 and $77 for 2025 and 2024, respectively)	2025-2028	29,940	39,923
2.37% (net of unamortized debt issuance cost of $66 and $83 for 2025 and 2024, respectively)	2025-2028	29,934	39,917
2.73% (net of unamortized debt issuance cost of $57 and $70 for 2025 and 2024, respectively)	2025-2031	99,943	99,930
2.83% (net of unamortized debt issuance cost of $54 and $60 for 2025 and 2024, respectively)	2026-2032	74,946	74,940
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2025 and 2024, respectively)	2029-2033	75,000	—
Revolving credit facility and term loan borrowing	2025-2027	314,700	313,700
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2025	2,504	—
Total debt		$655,472	$625,439
Less current maturities		298,365	292,807
Long-term debt		$357,107	$332,632

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $338,268,000 as of September 30, 2025. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2025 to 2033.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of September 30, 2025, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of September 30, 2025, the Company had outstanding letters of credit totaling $4,552,000 and $314,700,000 of outstanding borrowings under the Credit Agreement, inclusive of an $85,625,000 delayed-draw term loan ($14,375,000 of the term loan principal has been permanently repaid as scheduled). There was $116,373,000 available under the Credit Agreement as of September 30, 2025.

The Company's foreign subsidiaries had $2,504,000 of debt outstanding at September 30, 2025.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $267,854,000 and $251,953,000 at September 30, 2025 and December 31, 2024, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange (loss)	$229	$(470)	$209	$(872)
Investment income	121	253	367	444
Realized and unrealized gain on investments	934	794	2,008	3,740
Net periodic benefit cost	252	412	760	1,239
Other, net	$1,536	$989	$3,344	$4,551

16.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $12,648,000 and $12,877,000 that were unpaid at September 30, 2025 and 2024, respectively. Noncash financing activities included the issuance of 134,770 shares of the Company’s common stock (valued at $7,945,000) and 118,627 shares of the Company’s common stock (valued at $10,617,000) under the Company’s equity incentive compensation plan during the period ended September 30, 2025 and 2024, respectively.

17.
ASSETS AND LIABILITIES HELD FOR SALE

On May 27, 2025 Stepan Company announced that its subsidiary, Stepan Philippines Quaternaries, Inc. (SPQI), had entered into an agreement to sell SPQI's manufacturing assets located in Bauan, Batangas, Philippines to Masurf, Inc., a subsidiary of Musim Mas Holdings Pte. Ltd. The Company plans to close the sale during the fourth quarter of 2025. The asset disposal group includes $8,476,000 of assets and $4,571,000 of liabilities. The assets are comprised of $3,796,000 in property, plant and equipment (net) and $4,680,000 in right-of use assets (operating leases) that will be assigned at the time of closing. The liabilities held for sale reflect $4,571,000 in operating lease liabilities. These assets and liabilities all relate to the Surfactant reportable segment.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides public companies with a practical expedient in calculating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. The expedient assumes that the current conditions as of the balance sheet date don't change for the remaining life of the asset and also allows an entity to consider cash collection activity that occurs after the balance sheet date but before the financial statements are issued. When developing an estimate of expected credit losses for assets to which the practical expedient is applied, an entity shall continue to adjust historical loss information to reflect current conditions to the extent that historical loss information does not reflect current conditions. The entity would need to adopt the practical expedient first to be eligible to use it. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods and should be applied on a prospective basis. The Company is in the process of evaluating ASU 2025-05 to determine its impact, if any, on the Company's financial position, results of operations and cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) An Amendment of the FASB Accounting Standards Codification Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to software development stages so the entities start capitalizing software costs when 1) management has authorized and committed to funding the software projects and 2) it is probable that the project will be completed and the software will be used to perform the functions intended. Under the current rule, entities are required to capitalize development costs incurred depending on the nature of the costs and the project stage during which they occur. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company is in the process of evaluating ASU 2025-06 to determine its impact, if any, on the Company’s financial position, results of operations and cash flows.

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
•
international business risks, including changes in global trade policy, tariffs, retaliatory measures and countermeasures, currency exchange controls, fluctuations in currency exchange rates, legal restrictions and taxes;
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales for the first nine months of 2025, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore).

Polymers – Polymers, which accounted for 25 percent of consolidated net sales for the first nine months of 2025, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first nine months of 2025, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2025	2024	Change
Deferred Compensation (Administrative expenses)	$(0.8)	$(0.5)	$(0.3)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.9	0.8	0.1
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$0.2	$0.5	$(0.3)

	Income (Expense)
	For the Nine Months Ended September 30,
(In millions)	2025	2024	Change
Deferred Compensation (Administrative expenses)	$(1.6)	$(2.7)	$1.1	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.0	3.7	(1.7)
Investment Income (Other, net)	0.3	0.4	(0.1)
Pretax Income Effect	$0.7	$1.4	$(0.7)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
(In millions)	2025	2024	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$590.3	$546.8	$43.5	$8.6
Gross Profit	71.0	75.7	(4.7)	1.0
Operating Income	21.8	23.9	(2.1)	0.5
Pretax Income	16.5	21.3	(4.8)	0.5

	For the Nine Months Ended September 30,
(In millions)	2025	2024	Increase (Decrease)	Decrease Due to Foreign Translation
Net Sales	$1,778.2	$1,654.7	$123.5	$(11.6)
Gross Profit	218.4	215.5	2.9	(1.9)
Operating Income	68.0	62.8	5.2	(1.5)
Pretax Income	55.0	58.0	(3.0)	(1.6)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 and 2024

Summary

Net income in the third quarter of 2025 was $10.8 million, or $0.47 per diluted share, versus $23.6 million, or $1.03 per diluted share, in the third quarter of 2024. Adjusted net income was $10.9 million, or $0.48 per diluted share, versus $23.7 million, or $1.03 per diluted share in the third quarter of 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $56.1 million in the third quarter of 2025, up six percent, versus $53.0 million in the third quarter of 2024. Adjusted EBITDA was $56.2 million, up six percent, versus $53.1 million in the third quarter of 2024 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2025 compared to the third quarter of 2024. A detailed discussion of segment operating performance for the third quarter of 2025, compared to the third quarter of 2024, follows the summary.

Consolidated net sales increased $43.4 million, or eight percent, versus the prior year quarter. Higher average selling prices favorably impacted the year-over-year change in net sales by $30.8 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased one percent, which favorably impacted the change in net sales by $4.0 million. Polymer and Specialty Products sales volume increased eight and 26 percent, respectively, year-over-year. Surfactant sales volume decreased two percent. Foreign currency translation favorably impacted the year-over-year change in net sales by $8.6 million, due to a weaker U.S. dollar against the majority of currencies in locations where the Company conducts its business.

Operating income in the third quarter of 2025 decreased $2.1 million, or nine percent, versus operating income in the third quarter of 2024. Surfactant and Polymer operating incomes decreased $10.6 million and $1.1 million, respectively, versus the third quarter of 2024. Specialty Products operating income increased $5.9 million year-over-year. Corporate expenses, including environmental remediation and deferred compensation expenses, decreased $3.7 million, or 17 percent, year-over-year. Corporate expenses, excluding environmental remediation and deferred compensation expenses, decreased $3.8 million, or 19 percent, year-over-year. The decrease in corporate expenses is primarily due to the non-recurrence of prior year charges associated with an external criminal social engineering fraud event. Foreign currency translation had a $0.5 million favorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) decreased $2.5 million, or five percent year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses decreased $0.1 million, or one percent, year-over-year.
•
Administrative expenses decreased $3.4 million, or 13 percent, year-over-year, primarily due to the non-recurrence of a $3.3 million charge, related to an external criminal social engineering scheme fraud event, in the third quarter of 2024.
•
Research, development and technical service (R&D) expenses increased $0.7 million, or five percent.
•
Deferred compensation was $0.8 million of expense in the third quarter of 2025 versus $0.6 million of expense in the prior year quarter. The $0.2 million increase in deferred compensation expense reflects a larger increase in the market value of mutual fund investment assets during the third quarter 2025 versus the third quarter of 2024. In addition, despite a slightly larger decrease in the market price of the Company's common stock year-over-year, the number of shares of the Company's common stock in the deferred compensation plans was significantly lower year-over-year. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the third quarter of 2025 increased $3.2 million versus the third quarter of 2024. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $1.5 million of income in the third quarter of 2025 versus $1.0 million of income in the third quarter of 2024. The Company recognized $1.0 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in both the third quarter of 2025 and 2024. In addition, the Company reported $0.2 million of foreign exchange gains in the third quarter of 2025 versus $0.5 million of foreign exchange losses in the third quarter of 2024. The Company's net periodic pension income was $0.3 million in the third quarter of 2025 versus $0.4 million of income in the third quarter of 2024.

The Company’s effective tax rate was 34.4 percent in the third quarter of 2025 versus a negative 10.7 percent in the third quarter of 2024. This increase was primarily attributable to an unfavorable provision-to-return adjustment of the Company’s 2024 tax return, recorded in the third quarter of 2025, and the non-recurrence of a favorable event, related to global intangible low-taxed income (GILTI), in the third quarter of 2024.

A U.S. tax act (H.R.1) was signed into law on July 4, 2025 (the 2025 U.S. Tax Act). The Company has evaluated the impact of the 2025 U.S. Tax Act and the provisions that will have the most relevance to the Company are bonus depreciation, the immediate expensing of domestic research and development costs, the elimination of the ability to elect out of the §280(c) R&D tax credit reduction and the increased limitation on the deduction for interest expense. Although the Company continues to analyze the impact of these new provisions, it does not currently believe these items will have a material impact on the Company's financial results, financial position, liquidity or cash flows in 2025.

Segment Results

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$422,358	$382,724	$39,634	10
Polymers	143,928	149,796	(5,868)	-4
Specialty Products	23,998	14,322	9,676	68
Total Net Sales	$590,284	$546,842	$43,442	8

(Dollars in thousands)	For the Three Months Ended September 30,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$15,718	$26,303	$(10,585)	-40
Polymers	14,104	15,248	(1,144)	-8
Specialty Products	9,634	3,727	5,907	158
Segment Operating Income	$39,456	$45,278	$(5,822)	-13
Corporate Expenses, Excluding Deferred Compensation Expense	$16,821	$20,773	$(3,952)	-19
Deferred Compensation Expense	841	556	285	51
Total Operating Income	$21,794	$23,949	$(2,155)	-9

Surfactants

Surfactant net sales for the third quarter of 2025 increased $39.6 million versus net sales for the third quarter of 2024. Higher average selling prices favorably impacted the change in net sales by $41.4 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume decreased two percent and had a $7.3 million unfavorable impact on the change in net sales. Foreign currency translation had a $5.5 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2025	2024	Increase	Percent Change
North America	$233,333	$217,809	$15,524	7
Europe	74,382	66,387	7,995	12
Latin America	98,444	84,609	13,835	16
Asia	16,199	13,919	2,280	16
Total Surfactants Segment	$422,358	$382,724	$39,634	10

Net sales for North American operations increased $15.5 million, or seven percent, year-over-year. Higher average selling prices had a $17.4 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume decreased one percent and negatively impacted the change in net sales by $1.8 million. The lower sales volume was primarily due to lower demand for products sold into the consumer products end markets that was largely offset by higher demand for products sold into the agricultural and oilfield end markets and to our distribution partners. Foreign currency translation negatively impacted the change in net sales by $0.1 million.

Net sales for European operations increased $8.0 million, or 12 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $7.5 million and $3.9 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Sales volume declined five percent and negatively impacted the change in net sales by $3.4 million. The lower sales volume was primarily due to lower demand for products sold to our distribution partners and into the consumer products end markets. Higher demand for products sold into agricultural end markets partially offset the above.

Net sales for Latin American operations increased $13.8 million, or 16 percent, primarily due to higher average selling prices that positively impacted the change in net sales by $15.1 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. Foreign currency translation positively impacted the change in net sales by $1.7 million. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. A four percent decrease in sales volume negatively impacted the change in net sales by $3.0 million. The lower sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher demand for products sold into the personal care and industrial cleaning end markets.

Net sales for Asian operations increased $2.3 million, or 16 percent, versus the prior year quarter. An eight percent increase in sales volume and higher average selling prices favorably impacted the change in net sales by $1.1 million each, year-over-year. The higher sales volume was primarily due to the increased demand for products sold into the commodity laundry and cleaning end markets. Foreign currency translation positively impacted the year-over-year change in net sales by $0.1 million.

Surfactant operating income for the third quarter of 2025 decreased $10.6 million, or 40 percent, versus operating income for the third quarter of 2024. Gross profit decreased $9.5 million, or 19 percent, and operating expenses increased $1.1 million, or five percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$19,560	$25,418	$(5,858)	-23
Europe	7,828	8,902	(1,074)	-12
Latin America	10,705	11,609	(904)	-8
Asia	1,818	3,515	(1,697)	-48
Surfactants Segment Gross Profit	$39,911	$49,444	$(9,533)	-19
Operating Expenses	24,193	23,141	1,052	5
Surfactants Segment Operating Income	$15,718	$26,303	$(10,585)	-40

Gross profit for North American operations decreased $5.9 million, or 23 percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over-year change in gross profit by $5.7 million and were primarily attributable to higher expenses associated with the start-up of the Company's new alkoxylation facility in Pasadena, Texas and higher oleochemical raw material costs. A one percent decrease in sales volume negatively impacted the change in gross profit by $0.2 million.

Gross profit for European operations decreased $1.1 million, or 12 percent, primarily due to lower average unit margins and a five percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $1.1 million and $0.5 million, respectively. Foreign currency translation positively impacted the year-over-year change in gross profit by $0.5 million.

Gross profit for Latin American operations decreased $0.9 million, or eight percent. Lower average unit margins and a four percent decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.6 million and $0.4 million, respectively. Foreign currency translation positively impacted the year-over-year change in gross profit by $0.1 million.

Gross profit for Asia operations decreased $1.7 million year-over-year. Lower average unit margins negatively impacted the year-over-year change in gross profit by $2.0 million. An eight percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.3 million.

Operating expenses for the Surfactant segment increased $1.1 million, or five percent, in the third quarter of 2025 versus the third quarter of 2024.

Polymers

Polymers net sales for the third quarter of 2025 decreased $5.9 million versus net sales for the same period of 2024. Lower average selling prices negatively impacted the year-over-year change in net sales by $21.3 million. An eight percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $12.5 million and $2.9 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$78,795	$73,999	$4,796	6
Europe	53,830	63,632	(9,802)	-15
Asia and Other	11,303	12,165	(862)	-7
Total Polymers Segment	$143,928	$149,796	$(5,868)	-4

Net sales for North American operations increased $4.8 million, or six percent, due to a 21 percent increase in sales volume that positively impacted the year-over-year change in net sales by $15.9 million. Sales volume of polyols used in rigid foam applications increased 11 percent year-over-year. Sales volume of commodity phthalic anhydride grew more than double digits primarily due to the market exit of a competitor. Specialty Polyols sales volume declined six percent year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $11.1 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $9.8 million, or 15 percent, year-over-year. This decrease was primarily due to lower average selling prices that negatively impacted the year-over-year change in net sales by $10.5 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. A three percent decrease in sales volume negatively impacted the change in net sales by $2.2 million. Foreign currency translation positively impacted the change in net sales by $2.9 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $0.9 million, or seven percent, primarily due to lower average selling prices that negatively impacted the year-over-year change in net sales by $1.1 million. A two percent increase in sales volume positively impacted the year-over-year change in net sales by $0.2 million.

Polymer operating income in the third quarter of 2025 decreased $1.1 million, or eight percent, versus operating income in the third quarter of 2024. Gross profit decreased $0.9 million, or four percent, and operating expenses increased $0.3 million, or four percent, year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$12,261	$11,243	$1,018	9
Europe	6,721	8,435	(1,714)	-20
Asia and Other	1,921	2,080	(159)	-8
Polymers Segment Gross Profit	$20,903	$21,758	$(855)	-4
Operating Expenses	6,799	6,510	289	4
Polymers Segment Operating Income	$14,104	$15,248	$(1,144)	-8

Gross profit for North American operations increased $1.0 million, or nine percent, year-over-year. The 21 percent increase in sales volume positively impacted the year-over-year change in gross profit by $2.4 million. Lower average unit margins negatively impacted the change in gross profit by $1.4 million. The lower average unit margins were primarily due to less favorable product mix.

Gross profit for European operations decreased $1.7 million, or 20 percent, versus the third quarter of 2024. This decrease was primarily due to lower average unit margins and a three percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $1.8 million and a $0.3 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.4 million.

Gross profit for Asia and Other operations decreased $0.2 million, or eight percent, due to lower average unit margins.

Operating expenses for the Polymer segment increased $0.3 million, or four percent, in the third quarter of 2025 versus the third quarter of 2024.

Specialty Products

Specialty Products net sales for the third quarter of 2025 increased $9.7 million, or 68 percent, versus net sales for the third quarter of 2024. This increase was primarily due to higher sales volume that was driven by order timing fluctuations within the pharmaceutical business. Gross profit and operating income increased $6.0 million and $5.9 million, respectively, year-over-year.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $3.7 million, or 17 percent, year-over-year. Corporate expenses were $17.7 million in the third quarter of 2025 versus $21.3 million in the third quarter of 2024. This decrease was primarily due to the non-recurrence of a $3.3 million expense, related to a criminal social engineering fraud scheme, recognized in the third quarter of 2024.

Deferred compensation expense increased $0.3 million year-over-year. This increase reflects a larger increase in the market value of mutual fund investment assets during the third quarter 2025 versus the third quarter of 2024. Additionally, the market price of the Company's common stock decreased $6.88 per share in the third quarter of 2025 versus a $6.71 per share decrease in the third quarter of 2024. Although the Company's common stock decrease was slightly higher in the third quarter of 2025, the number of shares of the Company's common stock in the deferred compensation plans was significantly lower in 2025 versus 2024.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended September 30, 2025 and 2024:

	2025		2024
	September 30	June 30	September 30	June 30
Company Common Stock Price	$47.70	$54.58	$77.25	$83.96

Nine Months Ended September 30, 2025 and 2024

Summary

Net income in the first nine months of 2025 was $41.9 million, or $1.83 per diluted share, versus $47.0 million, or $2.05 per diluted share, in the first nine months of 2024. Adjusted net income was $42.2 million, or $1.84 per diluted share, versus $47.7 million, or $2.08 per diluted share in the first nine months of 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $164.7 million in the first nine months of 2025, up nine percent, versus $151.0 million in the first nine months of 2024. Adjusted EBITDA was $165.1 million, up nine percent, versus $151.9 million in the first nine months of 2024 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first nine months of 2025 compared to the first nine months of 2024. A detailed discussion of segment operating performance for the first nine months of 2025, compared to the first nine months of 2024, follows the summary.

Consolidated net sales increased $123.6 million, or seven percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $103.7 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased two percent, which positively impacted the change in net sales by $31.5 million. Polymer and Specialty Products sales volume increased eight and 14 percent, respectively, year-over-year. Surfactants sales volume was flat year-over-year. Foreign currency translation negatively impacted the year-over-year change in net sales by $11.6 million, primarily due to a stronger U.S. dollar against the Mexican peso and Brazilian real.

Operating income for the first nine months of 2025 increased $5.3 million, or eight percent, versus operating income in the first nine months of 2024. Polymer and Specialty Products operating income increased $2.1 million and $5.1 million, respectively, year-over-year. Surfactant operating income decreased $11.4 million year-over-year. Corporate expenses, including environmental remediation and deferred compensation expenses, decreased $9.6 million, or 16 percent, year-over-year. Corporate expenses, excluding environmental remediation and deferred compensation expenses, decreased $7.3 million, or 13 percent, year-over-year. The decrease in corporate expenses is primarily due to the non-recurrence of prior year charges associated with an external criminal social engineering fraud event. Foreign currency translation had a $1.5 million unfavorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) decreased two percent year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $3.5 million, or 10 percent, largely due to higher salaries, higher bad debt provision expense and a USEPA penalty, associated with certain of the Company's biocide products sold by a licensed distributor, recognized in the second quarter of 2025.
•
Administrative expenses decreased $6.4 million, or nine percent, year-over-year primarily due to the non-recurrence of $6.8 million of expense, related to a criminal social engineering fraud scheme, recognized in the second and third quarters of 2024.
•
Research, development and technical service (R&D) expenses increased $1.7 million, or four percent, primarily due to higher salaries.
•
Deferred compensation was $1.6 million of expense in the first nine months of 2025 versus $2.7 million of expense in the first nine months of 2024. The $1.1 million year-over-year decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the first nine months of 2025 versus the prior year. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first nine months of 2025 increased $7.1 million, or 76 percent, versus the first nine months of 2024. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $3.3 million of income in the first nine months of 2025 versus $4.6 million of income in the first nine months of 2024. The Company recognized $2.4 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2025 compared to $4.2 million of investment gains in the first nine months of 2024. In addition, the Company reported $0.2 million of foreign exchange gains in the first nine months of 2025 versus $0.9 million of foreign exchange losses in the first nine months of 2024. The Company's net periodic pension income was $0.8 million in the first nine months of 2025 versus $1.2 million of income in the first nine months of 2024.

The Company’s effective tax rate was 23.8 percent in the first nine months of 2025 versus 18.9 percent in the first nine months of 2024. This increase was primarily attributable to a decrease to the Company’s R&D tax credit and the expected tax impact of certain cash repatriations to the U.S..

A U.S. tax act (H.R.1) was signed into law on July 4, 2025 (the 2025 U.S. tax act). The Company evaluated the impact of the 2025 U.S. tax act and the provisions that will have the most relevance to the Company are bonus depreciation, the immediate expensing of domestic research and development costs, the elimination of the ability to elect out of the §280(c) R&D tax credit reduction, and the increased limitation on the deduction for interest expense. Although the Company continues to analyze the impact of these new provisions, it does not currently believe these items will have a material impact on the Company's financial results, financial position, liquidity or cash flows in 2025.

Segment Results

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$1,264,151	$1,153,339	$110,812	10
Polymers	452,795	455,061	(2,266)	0
Specialty Products	61,282	46,265	15,017	32
Total Net Sales	1,778,228	1,654,665	123,563	7

(In thousands)	For the Nine Months Ended September 30,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$58,015	$69,445	$(11,430)	-16
Polymers	39,281	37,227	2,054	6
Specialty Products	20,400	15,314	5,086	33
Segment Operating Income	$117,696	$121,986	$(4,290)	-4
Corporate Expenses, Excluding Deferred Compensation Expense	$48,043	$56,472	$(8,429)	-15
Deferred Compensation Expense	1,606	2,729	(1,123)	41
Total Operating Income	$68,047	$62,785	$5,262	8

Surfactants

Surfactant net sales for the first nine months of 2025 increased $110.8 million, or 10 percent, versus net sales for the first nine months of 2024. Higher average selling prices favorably impacted the change in net sales by $129.4 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume was relatively flat year-over-year and negatively impacted the change in net sales by $0.5 million. Foreign currency translation had an $18.1 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2025	2024	Increase	Percent Change
North America	$719,432	$667,919	$51,513	8
Europe	230,585	200,625	29,960	15
Latin America	271,735	246,046	25,689	10
Asia	42,399	38,749	3,650	9
Total Surfactants Segment	$1,264,151	$1,153,339	$110,812	10

Net sales for North American operations increased $51.5 million, or eight percent, year-over-year. Higher average selling prices had a $41.2 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume increased two percent and positively impacted the change in net sales by $11.2 million. The higher sales volume was primarily due to higher demand for products sold into the agricultural and oilfield end markets and to our distribution partners. Lower demand for products sold into the consumer products end markets partially offset the above. Foreign currency translation negatively impacted the change in net sales by $0.9 million.

Net sales for European operations increased $30.0 million, or 15 percent, primarily due to higher average selling prices, which had a $26.9 million positive impact on the change in net sales The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume decreased one percent and negatively impacted the year-over-year change in net sales by $2.8 million. Higher demand for products sold into the agricultural and oil field end markets was largely offset by lower demand for the products sold into the commodity laundry and cleaning end markets. Foreign currency translation favorably impacted the change in net sales by $5.9 million. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $25.7 million, or 10 percent, primarily due to higher average selling prices that positively impacted the change in net sales by $56.1 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. Sales volume decreased three percent and negatively impacted the change in net sales by $7.4 million. The decrease in sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher demand for products sold into the agricultural, industrial cleaning and personal care end markets. A stronger U.S. dollar relative to all currencies within the region led to a $23.0 million unfavorable foreign currency translation effect.

Net sales for Asian operations increased $3.7 million, or nine percent, year-over-year. Higher average selling prices and a five percent increase in sales volume positively impacted the change in net sales by $1.9 million and $1.8 million, respectively. The higher sales volume primarily reflects higher demand for products sold to our distribution partners.

Surfactant operating income for the first nine months of 2025 decreased $11.4 million, or 16 percent, versus operating income for the first nine months of 2024. Gross profit decreased $6.4 million, or five percent, and operating expenses increased $5.0 million, or seven percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$65,222	$77,164	$(11,942)	-15
Europe	26,672	23,704	2,968	13
Latin America	33,339	31,520	1,819	6
Asia	9,145	8,385	760	9
Surfactants Segment Gross Profit	$134,378	$140,773	$(6,395)	-5
Operating Expenses	76,363	71,328	5,035	7
Surfactants Segment Operating Income	$58,015	$69,445	$(11,430)	-16

Gross profit for North American operations decreased $11.9 million, or 15 percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over-year change in gross profit by $13.2 million and were primarily attributable to higher expenses associated with the start-up of the Company's new alkoxylation facility in Pasadena, Texas, higher oleochemical raw material costs and an environmental reserve adjustment related to the Company's Elwood, Illinois site. A two percent increase in sales volume positively impacted the year-over-year change in gross profit by $1.3 million.

Gross profit for European operations increased $3.0 million, or 13 percent, primarily due to higher average unit margins that had a $2.7 million favorable impact on the year-over-year change in gross profit. The higher average unit margins primarily reflect a more favorable product mix. Foreign currency translation favorably impacted the year-over-year change in gross profit by $0.6 million. A one percent decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Latin American operations increased $1.8 million, or six percent, due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $5.9 million and primarily reflect a more favorable product mix. A three percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.0 million and $3.1 million, respectively. A stronger U.S. dollar relative to all currencies within the region led to the foreign currency translation effect.

Gross profit for Asia operations increased $0.8 million year-over-year due to higher average unit margins and a five percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $0.4 million each.

Operating expenses for the Surfactant segment increased $5.0 million, or seven percent, in the first nine months of 2025 versus the first nine months of 2024. The increase was largely due to higher salaries, higher bad debt provision expense and a USEPA penalty, associated with certain of the Company's biocide products sold by a licensed distributor, recognized in the second quarter of 2025.

Polymers

Polymers net sales for the first nine months of 2025 decreased $2.3 million versus net sales for the same period of 2024. An eight percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $34.2 million and $6.2 million, respectively. Lower average selling prices negatively impacted the year-over-year change in net sales by $42.7 million. A comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
North America	$239,839	$223,636	$16,203	7
Europe	178,268	194,910	(16,642)	-9
Asia and Other	34,688	36,515	(1,827)	-5
Total Polymers Segment	$452,795	$455,061	$(2,266)	0

Net sales for North American operations increased $16.2 million, or seven percent, primarily due to a 17 percent increase in sales volume that positively impacted the year-over-year change in net sales by $39.1 million. Sales volume of polyols used in rigid foam applications increased five percent year-over-year. Sales volume of commodity phthalic anhydride grew more than double digits primarily due to the market exit of a competitor and the non-recurrence of operational issues at the Millsdale site during 2024. Specialty Polyols sales volume declined seven percent year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $22.9 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European operations decreased $16.6 million, or nine percent, year-over-year. This decrease was mainly due to lower average selling prices that negatively impacted the year-over-year change in net sales by $23.2 million. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation positively impacted the change in net sales by $6.4 million. Sales volume increased by less than one percent and favorably impacted the change in net sales by $0.2 million.

Net sales for Asia and Other operations decreased $1.8 million, or five percent, due to a three percent decrease in sales volume, lower average selling prices and the unfavorable impact of the foreign currency translation. These items negatively impacted the year-over-year change in net sales by $0.9 million, $0.7 million and $0.2 million, respectively. The lower sales volume reflects lower demand for polyols used in rigid foam applications that was partially offset by a higher demand for specialty polyols resulting from the Company's product diversification efforts.

Polymer operating income in the first nine months of 2025 increased $2.1 million, or six percent, versus operating income in the first nine months of 2024. Gross profit increased $3.3 million, or six percent and operating expenses increased $1.2 million or six percent year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2025	2024	Increase (Decrease)	Percent Change
North America	$30,696	$27,171	$3,525	13
Europe	23,476	25,013	(1,537)	-6
Asia and Other	6,578	5,296	1,282	24
Polymers Segment Gross Profit	$60,750	$57,480	$3,270	6
Operating Expenses	21,469	20,253	1,216	6
Polymers Segment Operating Income	$39,281	$37,227	$2,054	6

Gross profit for North American operations increased $3.5 million, or 13 percent, year-over-year. The 17 percent increase in sales volume positively impacted the year-over-year change in gross profit by $4.7 million. Lower average unit margins negatively impacted the year-over-year change in gross profit by $1.2 million.

Gross profit for European operations decreased $1.5 million, or six percent, versus the first nine months of 2024. This decrease was primarily due to lower average unit margins that negatively impacted the year-over-year change in gross profit by $2.3 million. Foreign currency translation positively impacted the change in gross profit by $0.8 million.

Gross profit for Asia and Other operations increased $1.3 million, or 24 percent, primarily due to higher average unit margins that positively impacted the change in gross profit by $1.5 million. The higher average unit margins reflect more favorable product mix resulting from the Company's diversification efforts. A three percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by a $0.1 million each.

Operating expenses for the Polymer segment increased $1.2 million, or six percent, year-over-year.

Specialty Products

Specialty Products net sales for the first nine months of 2025 increased $15.0 million, or 32 percent, versus net sales for the first nine months of 2024. The increase was primarily due to higher average selling prices and a 14 percent increase in sales volume. Gross profit and operating income increased $5.4 million and $5.1 million, respectively, year-over-year. The increase in gross profit and operating income was primarily due to order timing differences within the pharmaceutical business.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $9.6 million, or 16 percent, year-over-year. Corporate expenses were $49.6 million in the first nine months of 2025 versus $59.2 million in the first nine months of 2024. This decrease was primarily due to the non-recurrence of a $6.8 million expense, related to a criminal social engineering fraud scheme, recognized in 2024. In addition, deferred compensation and environmental reserve expenses were down $1.1 million and $1.2 million, respectively, year-over-year.

The $1.1 million decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the first nine months of 2025 versus the prior year.

The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense for the nine months ended September 30, 2025 and 2024:

	2025	2024		2023
	September 30	December 30	September 30	December 31
Company Common Stock Price	$47.70	$64.70	$77.25	$94.55

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2025, operating activities were a cash source of $87.9 million versus a cash source of $93.8 million for the comparable period in 2024. For the first nine months of 2025, investing cash outflows totaled $81.0 million versus cash outflows of $80.7 million in the prior year period. Financing activities were a cash source of $2.3 million versus a cash source of $6.9 million in the prior year period.

Cash and cash equivalents increased $18.9 million compared to December 31, 2024, inclusive of a $9.7 million favorable foreign exchange rate impact. On September 30, 2025, the Company's cash and cash equivalents totaled $118.5 million. Cash in U.S. money market funds, which were rated AAAm by Standard and Poor’s, and Aaa-mf by Moody’s, totaled $0.1 million and cash in U.S. demand deposit accounts totaled $1.8 million. The Company’s non-U.S. subsidiaries held $116.6 million of cash and cash equivalents as of September 30, 2025.

Operating Activities

Net income during the first nine months of 2025 decreased $5.1 million versus the comparable period in 2024. Working capital was a cash use of $51.0 million during the first nine months of 2025 versus a cash use of $39.2 million in the comparable period in 2024.

Accounts receivable were a cash use of $25.3 million during the first nine months of 2025 compared to a cash use of $21.7 million for the comparable period in 2024. Inventories were a cash use of $24.8 million in 2025 versus a cash use of $39.0 million in 2024. Accounts payable and accrued liabilities were a cash source of $6.5 million in 2025 compared to a cash source of $27.5 million for the same period in 2024.

Working capital requirements were higher in the first nine months of 2025 compared to 2024 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher sales volume and higher selling prices due to the pass through of higher raw material costs. The change in inventories primarily reflects the Company's efforts to reduce inventory levels, inclusive of safety stock built in advance of a new collective bargaining agreement that was ratified at the Millsdale, Illinois plant site during the third quarter of 2025. The change in accounts payable and accrued liabilities reflects lower cash outlays in 2024 due to lower incentive-based compensation, tax and other year-end obligations related to lower 2023 earnings. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2025.

Investing Activities

Cash used for investing activities increased $0.3 million year-over-year. Cash used for capital expenditures was $87.9 million in the first nine months of 2025 versus $86.6 million in the same period of 2024.

For 2025, the Company estimates that total capital expenditures will be in the range of $118.0 million to $123.0 million.

Financing Activities

Cash flow from financing activities was a source of $2.3 million in 2025 versus a source of $6.9 million in 2024. The year-over-year change was primarily due to the higher level of borrowing against the Company's revolving credit facility during the first nine months of 2024 versus the issuance of $75.0 million of senior unsecured notes in the first nine months of 2025.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the nine months ended September 30, 2025 and 2024. At September 30, 2025, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $30.1 million, from $625.4 million on December 31, 2024 to $655.5 million on September 30, 2025, primarily due to the issuance of $75.0 million of senior unsecured notes during the second quarter of 2025, partially offset by scheduled debt repayments. On May 21, 2025, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-A, due May 21, 2033 (the Series 2025-A Notes). On May 21, 2025, pursuant to a note purchase and master note agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-B, due May 21, 2033 (together with the Series 2025-A Notes, the Notes). The Notes will bear interest at a fixed rate of 6.17% with interest to be paid semi-annually. Principal amortization for the Notes is contractually scheduled with equal annual payments beginning on May 21, 2029 and on each May 21 thereafter to and including May 21, 2032, with the final outstanding principal balance due at maturity on May 21, 2033.

Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $537.0 million on September 30, 2025 versus $525.7 million at December 31, 2024. As of September 30, 2025, the ratio of net debt to net debt plus shareholders’ equity was 30.1 percent versus 31.0 percent at December 31, 2024 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On September 30, 2025, the Company’s debt included $338.3 million of unsecured notes, with maturities ranging from 2025 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, an $85.6 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $229.1 million of short-term loans borrowed under the Company’s revolving credit facility and $2.5 million of foreign credit line borrowings. As of September 30, 2025, the Company had outstanding letters of credit of $13.2 million, inclusive of $4.6 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($14.4 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of September 30, 2025, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.6 million at September 30, 2025.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At September 30, 2025, the Company’s foreign subsidiaries had $2.5 million of outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of September 30, 2025.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2025 and 2024, the Company’s expenditures for capital projects related to environmental matters were $7.2 million and $7.0 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment, waste disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $32.8 million and $40.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.4 million to $44.7 million at September 30, 2025 and $20.0 million to $44.5 million at December 31, 2024. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. In the second quarter of 2025, the Company accrued an additional $1.8 million for remediation expenses at the Company's Elwood, Illinois (Millsdale) facility due to a change in the scope of planned remediation activities. The Company's environmental and legal accruals totaled $19.4 million at September 30, 2025 and $20.0 million at December 31, 2024. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts recorded. Cash expenditures related to environmental remediation and certain other legal matters approximated $4.0 million for the nine months ended September 30, 2025, compared to $2.2 million for the same period in 2024.

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

	Three Months Ended
(In millions, except per share amounts)	September 30, 2025		September 30, 2024
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$10.8	$0.47	$23.6	$1.03

Deferred Compensation Income (including related investment activity)	(0.2)	—	(0.5)	(0.02)
Environmental Remediation Expense	0.3	0.01	0.6	0.02
Cumulative Tax Effect on Above Adjustment Items	—	—	—	—
Adjusted Net Income	$10.9	$0.48	$23.7	$1.03

	Nine Months Ended
(In millions, except per share amounts)	September 30, 2025		September 30, 2024
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$41.9	$1.83	$47.0	$2.05

Deferred Compensation Income (including related investment activity)	(0.7)	(0.03)	(1.4)	(0.06)
Environmental Remediation Expense	1.1	0.05	2.3	0.10
Cumulative Tax Effect on Above Adjustment Items	(0.1)	(0.01)	(0.2)	(0.01)
Adjusted Net Income	$42.2	$1.84	$47.7	$2.08

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company's Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Three Months Ended September 30,
($ in millions)	2025	2024
Operating Income	$21.8	$23.9
Depreciation and Amortization	32.8	28.1
Other, Net Income	1.5	1.0
EBITDA	$56.1	$53.0
Deferred Compensation Income	(0.2)	(0.4)
Environmental Remediation	0.3	0.5
Adjusted EBITDA	$56.2	$53.1

	For the Nine Months Ended September 30,
($ in millions)	2025	2024
Operating Income	$68.1	$62.7
Depreciation and Amortization	93.3	83.7
Other, Net Income	3.3	4.6
EBITDA	$164.7	$151.0
Deferred Compensation Income	(0.7)	(1.4)
Environmental Remediation	1.1	2.3
Adjusted EBITDA	$165.1	$151.9

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2025	December 31, 2024
Current Maturities of Long-Term Debt as Reported	$298.4	$292.8
Long-Term Debt as Reported	357.1	332.6
Total Debt as Reported	655.5	625.4
Less Cash and Cash Equivalents as Reported	(118.5)	(99.7)
Net Debt	$537.0	$525.7
Equity	$1,246.8	$1,169.9
Net Debt plus Equity	$1,783.8	$1,695.6
Net Debt/Net Debt plus Equity	30%	31%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2024 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company's legal proceedings are described below:

On March 19, 2025, the Company received a pre-filing notice from USEPA for violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. During the third quarter of 2025, the Company recovered $0.5 million of the USEPA penalty from third parties and continues to pursue complete recovery.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2024 Annual Report on Form 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2025:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 2025	26	(2)	$56.48	—	$125,050,905
August 2025	—		$-	—	$125,050,905
September 2025	65	(2)	$49.57	—	$125,050,905

Total	91		$51.54	—	$125,050,905

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STEPAN COMPANY

Date: November 5, 2025

/s/ Ruben Velasquez
Ruben Velasquez
Vice President and Chief Financial Officer