Form 10-K
period 2025-12-31
STEPAN CO
filed 2026-02-26
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Aggregate market value at June 30, 2025, of voting and non-voting common stock held by nonaffiliates of the registrant: $1,161,792,172*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2026:

Class	Outstanding at January 31, 2026
Common Stock, $1 par value	22,635,277

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders expected to be held April 28, 2026.

* Based on reported ownership by all directors and executive officers at June 30, 2025.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2025

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
•
the Company’s ability to realize the anticipated cost savings and/or operating efficiencies associated with strategic initiatives;
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
•
interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company;
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

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company’s operations have not experienced plant shutdowns or material adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service dips or interruptions from third party energy suppliers generally caused by their mechanical failure or severe weather conditions.

The principal raw materials used by the Company are either petroleum-based or plant-based. For 2026, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

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

Compliance with applicable foreign, federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, involved capital expenditures by the Company of $9.8 million during 2025. These expenditures represented approximately eight percent of the Company’s total 2025 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 to 15 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $44.9 million in 2025. In addition, in response to recent regulations limiting the amount of 1,4 dioxane in certain consumer products, the Company made capital expenditures to modify its manufacturing process to reduce 1,4 dioxane content in ethoxylated surfactants. These 1,4 dioxane-related capital investments positioned the Company to continue serving existing customers and pursue new market opportunities. Compliance with regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial position, results of operations or cash flows.

Human Capital Resources

On December 31, 2025 and December 31, 2024, the Company employed 2,328 and 2,396 persons, respectively. We view our employees as essential to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier and more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

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

Acquisitions and Dispositions

See Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the Company’s disposition activities.

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

The website also makes available, among other things, the Company’s sustainability report, code of conduct, corporate governance guidelines and the charters for the audit, compliance, human capital and compensation and nominating and corporate governance committees of the Company's Board of Directors.

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

The executive officers of the Company, their ages and certain other information as of February 26, 2026, are as follows:

Name	Age	Title	Year First Elected Officer
Luis E. Rojo	53	President and Chief Executive Officer	2018
Sean T. Moriarty	56	Vice President and General Manager –Surfactants	2017
Richard F. Stepan	49	Vice President and General Manager –Polymers	2021
Robert J. Haire	53	Executive Vice President, Supply Chain	2023
Ruben D. Velasquez	50	Vice President and Chief Financial Officer	2025
Shawn G. Lisle	59	Vice President, General Counsel and Secretary	2025
Andrea J. Barry	63	Vice President and Chief Human Resources Officer	2025

Luis E. Rojo has served the Company as President and Chief Executive Officer since October 2024. From April 2018 to October 2024, Mr. Rojo served as the Company’s Vice President and Chief Financial Officer.

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

Ruben D. Velasquez has served the Company as Vice President and Chief Financial Officer since July 2025. From September 2022 to July 2024, Mr. Velasquez served as Vice President Global Finance Transformation at 3M Company, a diversified manufacturing conglomerate. From July 2021 to September 2022, he served as Vice President Global Finance Manufacturing & Supply Chain Operations at 3M Company. From February 2006 to September 2022, he served as Vice President Global Finance Consumer Business at 3M Company.

Shawn G. Lisle has served the Company as Vice President, General Counsel and Secretary since August 2025. From April 2023 to August 2025, Mr. Lisle served as Deputy General Counsel for Uline, Inc., a distributor of shipping, industrial, packaging and material handling equipment. From October 2011 to January 2023, he served as Senior Vice President, General Counsel, Chief Compliance Officer and Assistant Secretary at Kaman Corporation, an OEM manufacturer, designer and supplier of highly engineered products for aerospace, defense, unmanned vehicles, medical devices and industrials.

Andrea J. Barry has served the Company as Vice President and Chief Human Resources Officer since September 2025. From January 2022 to May 2025, Mrs. Barry served as Chief Human Resources Officer and Chief Administrative Officer at Methode Electronics, Inc., a global supplier of custom-engineered solutions. From May 2017 to January 2022, she served as Executive Vice President and Chief Human Resources Officer at Methode Electronics, Inc.

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

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, pandemics, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. For example, in 2024, the operations of the Company’s Elwood, Illinois (Millsdale) facility were negatively affected by a flood event. Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

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

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials have been and can be subject to periods of rapid and significant instability, particularly during periods of heightened inflation. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, regulatory developments with respect to and restrictions on the transport of raw materials (some of which may be viewed as hazardous), currency exchange rates, changes in tariffs, political instability or terrorist attacks, all of which are beyond the Company’s control. The Company may not be able to pass increased raw material or energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. In addition, the Company’s suppliers are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. Certain of our suppliers’ facilities are located in areas where unplanned disruptions are more likely. In the event of supply disruptions, raw materials may not be available to the Company in amounts sufficient to meet our requirements, and alternative raw materials may not be available, may cost substantially more or may take a significant amount of time for the Company to qualify. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, or manage any interruption to the supply of raw materials or energy, its business, financial position, results of operations and cash flows may be materially and adversely affected.

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

We may not realize the anticipated cost savings and/or operating efficiencies associated with strategic initiatives.

Our future success and earnings growth depend in part on our ability to achieve an optimal cost structure and operate efficiently in the highly competitive industry. We review our operations in an effort to pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. These initiatives may focus on opportunities to improve procurement, manufacturing, and logistics within our supply chain as well as general and administrative processes. We may not realize all the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Such initiatives may involve risks related to the execution of facility closures and asset decommissioning, as well as environmental compliance. Finally, the complexity of the implementation may require a substantial amount of management and operational resources to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the Company’s focus from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure or delay in implementing these initiatives in accordance with our plans could adversely affect our business, operating efficiency, and financial results.

In February 2026, the Company announced Project Catalyst, a comprehensive operational and efficiency plan with the objective to deliver approximately $100.0 million in pre-tax savings over the next two years. If this initiative does not achieve the expected financial impact in the aggregate or on the expected timeline, or if the benefits, even if achieved, are not adequate to meet our long-term growth and profitability, our financial results and ability to meet our long-term growth expectations could be adversely impacted.

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. 1,4 dioxane is generated as a by-product during the manufacture of certain of the Company’s surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, permitted no more than 2 ppm and 1 ppm, respectively, of 1,4 dioxane in cleaning and personal care products and 10 ppm in cosmetics products. California has published proposed regulations on cleaning and personal care products containing 1,4 dioxane; other U.S. states are also considering regulating 1,4 dioxane levels in consumer products. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. Under TSCA, USEPA identified 1,4 dioxane as a high priority chemical and issued its final risk evaluation and risk determination, concluding that 1,4 dioxane poses an unreasonable risk of injury to human health. USEPA will now progress to the risk management phase, in which it is expected to implement risk management measures to mitigate any identified risks. The European Union is also expected to propose a regulatory limit for 1,4 dioxane content in surfactants. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products to comply with New York’s regulations. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We have modified our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulations that contain low/no dioxane surfactants.

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

The Company faces significant competition from numerous global companies as well as national, regional and local companies in the markets it serves. Many of the Company’s competitors have access to greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of the Company’s competitors have their own raw material resources and may be able to produce products more economically. In addition, some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics, which have resulted and may result, at times in the Company losing business with these customers in volumes that could adversely affect the Company’s profitability.

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

General economic conditions and macroeconomic trends may adversely affect users of some end products that are manufactured using the Company’s products and the industries in which such end products are used. During economic downturns or other periods of uncertainty, these users may reduce their volume of purchases of such end products or may purchase alternative products, which would reduce demand for the Company’s products. Increasing concern among consumers, public health professionals and government agencies about environmental, health or wellness issues could lead some of the Company’s customers to limit the use of certain of our products or result in harm to the Company’s reputation. Reduced demand from the primary end markets for the Company’s products, such as the consumer products industry, could adversely affect the Company and demand for our products. Additionally, uncertain conditions in the financial markets pose a risk to the overall economy that may impact consumer demand for such end products and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale, which would result in increased credit risk and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

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

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the production and marketing of chemical substances and the discharge, use, handling, transport, storage and disposal of hazardous materials into the air, soil and water. In the United States, these laws and regulations include, but are not limited to, the U.S. Toxic Substances Control Act (TSCA), the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Occupational Safety and Health Act and state and local laws, such as California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). For example, in March 2025, the Company received a pre-filing notice from USEPA with penalties assigned for violations of the FIFRA associated with certain of the Company’s biocide products sold by a licensed distributor. Analogous laws outside the United States apply to us in many jurisdictions, including, among others, the Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulations in the European Union and the United Kingdom and Biocidal Products Regulations in the European Union and the United Kingdom. Compliance with these environmental, health and safety laws and regulations is a major consideration for the Company, and to comply with some of these laws, we may need to alter our product lines or implement different or more costly manufacturing processes (including the installation of pollution control equipment), which could lead to a material adverse effect on our results of operations. In addition, the transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions. These regulations may restrict or prohibit transport of these raw materials, resulting in these raw materials not being available to the Company in quantities desired by the Company or at costs attractive to the Company, which may restrict or substantially limit the Company’s manufacturing operations.

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

In addition, increasingly stringent regulation of human exposure to ethylene oxide by regulatory authorities in the United States could require material expenditures or changes in our manufacturing operations. The Company uses ethylene oxide at its Winder, Georgia, Elwood, Illinois (Millsdale) and Pasadena, Texas facilities. The Company uses ethylene oxide in a closed loop process to manufacture surfactants that are used in products such as laundry detergents. The Company does not manufacture ethylene oxide, nor does it use ethylene oxide as a fumigant. Ethylene oxide is listed as a hazardous air pollutant under the Clean Air Act, as amended, emissions of which are regulated by the USEPA and other regulatory authorities. In 2020, Georgia adopted a law requiring any spill or release of ethylene oxide that occurs outside of normal operations to be reported to the state within 24 hours. In 2024, the USEPA issued a rule requiring that covered facilities conduct fenceline monitoring for ethylene oxide and install certain control and monitoring devices. Georgia and Illinois legislators have proposed legislation that would impose additional restrictions on the use of ethylene oxide. The USEPA is considering new standards for ethylene oxide emissions. While our production facilities have not yet been materially affected by changes in ethylene oxide regulation, any additional regulatory restrictions on the use or emission of ethylene oxide by facilities could impair our ability to manufacturer certain products in affected locations, including at our Winder, Georgia, Elwood, Illinois (Millsdale) and Pasadena, Texas facilities.

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

The potential cost to the Company relating to environmental, health and safety and product registration matters is uncertain due to factors such as the complexity, evolving and sometimes conflicting nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the United States. Environmental, health and safety and product registration laws and regulations may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, as well as restricting or prohibiting the sale of existing or new products, which may also negatively impact the Company’s operating results. Without limiting the foregoing, these laws or regulations may also restrict or prohibit the use of non-renewable or carbon-based substances, or impose fees or penalties for the use of these substances. Accordingly, the

Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations. The impact of any such changes, which are unknown at this time, may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

International Operations Risks

The Company’s results of operations may be adversely affected by international business risks, including changes in global trade policy, fluctuations in currency exchange rates, legal restrictions and taxes.

The Company has substantial operations outside the United States. In the year ended December 31, 2025, the Company’s sales outside of the United States constituted approximately 44 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

•
trade and currency restrictions, including tariffs, related retaliatory countermeasures and currency exchange controls implemented by the United States and foreign countries;

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

Historically, the Company has relied on the debt capital markets and bank credit facilities to fund portions of its capital investments and other corporate initiatives as part of its overall financing strategy, including working capital management strategy. The Company’s continued access to credit markets, and the terms of such access, depend on multiple factors including prevailing conditions in those markets, as well as the Company’s operating performance, and its credit ratings. These credit ratings can change over time and are based on a number of factors, which include rating agencies’ assessment of the Company’s financial strength and outlook. There can be no assurance that any particular rating assigned to the Company or its debt will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, circumstances relating to the basis of the rating so warrant. In addition, incurrence of additional debt by the Company could adversely affect its credit ratings. Downgrades of the Company’s credit ratings or adverse changes in the market’s perception of the Company’s creditworthiness could materially and adversely affect the Company’s cost of funds, liquidity, competitive position or access to credit markets. These changes also could increase the cost of or counterparty risks associated with existing facilities, which could materially and adversely affect the Company’s business, financial position, results of operations and cash flows. In this regard, the Company depends on banks and other financial institutions to provide credit and perform under the Company’s agreements with them. Defaults by one or more of these counterparties on their obligations to the Company could materially and adversely affect the Company’s liquidity and financial position.

The Company has a significant amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2025, the Company had $324.0 million of debt on its balance sheet consisting of senior unsecured notes with maturities ranging from 2026 through 2033. In addition, the Company is party to a credit agreement providing for a $350.0 million revolving credit facility and a $100.0 million delayed-draw term loan credit facility; as of December 31, 2025, the Company had $302.7 million outstanding borrowings and $4.1 million outstanding letters of credit under the credit agreement with $126.9 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2025, the Company’s foreign subsidiaries had no outstanding debt.

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

The defensive measures and training that the Company takes to limit and manage threats, especially cyber-related and social engineering threats, to our business may not adequately anticipate, prevent or mitigate harm we may suffer from such threats. Criminals use evolving and increasingly sophisticated methods of perpetrating illegal and fraudulent activities. For example, as previously disclosed, the Company determined in July 2024 that one of its subsidiaries in Asia was the victim of criminal social engineering scheme that resulted in a series of fraudulently-induced outbound payments for which the Company recognized pre-tax charges of $6.8 million in 2024. See Note 24, Other Matter, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details regarding the criminal social engineering scheme. Fraudulent activities committed against the Company could have a material adverse effect on its business, financial position, results of operations and cash flows.

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

Although the Company has put in place the cybersecurity policies, procedures and processes described above, the Company remains exposed to cybersecurity attacks and incidents and misuse or manipulation of any of its IT systems, which could have a material adverse effect on its business strategy, results of operations or financial condition. As of the filing of this Form 10-K, we are not aware of any attacks, incidents, misuse or manipulation that have occurred since the beginning of 2025 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. For risks associated with cybersecurity threats, see the risk factor “Interruption of, damage to or compromise of the Company’s information technology (IT) systems, failure to maintain the integrity of customer, colleague or Company data or illegal or fraudulent activities committed against the Company could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.” included in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4.3 million for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2025. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability. On July 29, 2022, the Company and other potentially responsible parties were notified of a possible joint claim by federal and state trustees for alleged natural resource damages related to the Wilmington site. The alleged damages may result in a range of possible penalties and the Company recorded a liability for this matter during the first quarter of 2024. Depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. During the second half of 2025, the Company recovered $1.0 million of the USEPA penalty from third parties.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SCL.

As of January 31, 2026, there were 1,952 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by banks, brokers and other institutions holding shares of the Company’s common stock on behalf of their customers.

(b)
Below is a summary by month of shares purchases by the Company during the fourth quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October	—		$—	—	$125,050,905
November	75	(2)	$46.62	—	$125,050,905
December	2,202	(2)	$47.08	—	$125,050,905

Total	2,277		$47.07	—	$125,050,905

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

(c)
Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2020, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2020 and shows the cumulative total return as of each December 31 thereafter.

Item 6. (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Presentation of Information

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2024 and 2025. For a discussion of changes from the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2024, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 27, 2025).

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 71 percent of the Company’s consolidated net sales in 2025, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and one Asian site (Singapore).

•
During the fourth quarter of 2025, the Company completed the sale of its Stepan Philippines Quaternaries, Inc. (SPQI) manufacturing assets located in Bauan, Batangas, Philippines to Masurf, Inc, a subsidiary of Musim Mas Holdings Pte. Ltd. As part of the transaction, SPQI entered into a tolling agreement with Masurf, Inc. for the continued service of SPQI customers in Southeast Asia. See Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.
•
During the fourth quarter of 2025, the Company successfully closed on the sale of its manufacturing assets located in Lake Providence, Louisiana. This transaction followed the Company’s sale of its SPQI manufacturing assets in the Philippines, representing the Company's ongoing footprint optimization efforts and focus on core growth opportunities. See Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.

Polymers - Polymers, which accounted for 25 percent of consolidated net sales in 2025, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales in 2025, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey site.

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

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2025	2024	Change
Deferred Compensation (Operating expenses)	$(2.2)	$(2.2)	$—	(1)
Investment Income (Other, net)	0.9	1.3	(0.4)
Realized/Unrealized Gains on Investments (Other, net)	1.9	3.3	(1.4)
Pretax Income Effect	$0.6	$2.4	$(1.8)

	Income (Expense)
	For the Year Ended December 31,
(In millions)	2024	2023	Change
Deferred Compensation (Operating expenses)	$(2.2)	$(4.4)	$2.2	(1)
Investment Income (Other, net)	1.3	0.8	0.5
Realized/Unrealized Gains on Investments (Other, net)	3.3	4.3	(1.0)
Pretax Income Effect	$2.4	$0.7	$1.7
(1)
See the Segment Results – Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2025	2024	2023	2022
Company Stock Price	$47.36	$64.70	$94.55	$106.46

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-over-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income statement line items for 2025 compared to 2024 and 2024 compared to 2023:

	For the Year Ended December 31,			Increase (Decrease) Due to Foreign
(In millions)	2025	2024	Increase (Decrease)	Currency Translation
Net Sales	$2,332.1	$2,180.3	$151.8	$4.6
Gross Profit	269.9	272.2	(2.3)	(0.4)
Operating Income	78.5	70.5	8.0	(0.8)
Pretax Income	59.9	60.4	(0.5)	(1.1)

	For the Year Ended December 31,			Increase (Decrease) Due to Foreign
(In millions)	2024	2023	Increase (Decrease)	Currency Translation
Net Sales	$2,180.3	$2,325.8	$(145.5)	$(2.5)
Gross Profit	272.2	277.6	(5.4)	(1.0)
Operating Income	70.5	58.6	11.9	(0.8)
Pretax Income	60.4	48.4	12.0	0.1

Results of Operations

2025 Compared with 2024

Summary

Net income in 2025 decreased $3.5 million, or seven percent, to $46.9 million, or $2.05 per diluted share, from $50.4 million, or $2.20 per diluted share in 2024. Adjusted net income was $41.7 million, or $1.82 per diluted share in 2025 versus $50.5 million, or $2.20 per diluted share in 2024 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $208.0 million in 2025, up 11 percent, versus $186.9 million in 2024. Adjusted EBITDA was $198.9 million in 2025, up six percent, versus $187.0 million in 2024. (See the “Reconciliation of non-GAAP EBITDA and Adjusted EBITDA” section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in 2025 compared to 2024. A detailed discussion of segment operating performance for 2025, compared to 2024, follows the summary.

Consolidated net sales increased $151.8 million, or seven percent, between years. Higher average selling prices positively impacted the year-over-year change in net sales by $130.7 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume increased one percent and positively impacted the year-over-year change in net sales by $16.5 million. Consolidated sales volume, excluding the impact of the Philippines asset divestiture, increased two percent. Polymer and Specialty Products sales volume increased eight percent and 15 percent, respectively. Surfactant sales volume decreased two percent. Foreign currency translation favorably impacted the year-over-year change in net sales by $4.6 million, primarily due to a weaker U.S. dollar against the European euro, British pound sterling and Polish zloty, partially offset by a stronger U.S. dollar against the Mexican peso and Brazilian real.

Operating income in 2025 increased $8.1 million, or 11 percent, versus operating income in 2024. Polymer and Specialty Products operating income increased $2.6 million and $4.7 million, respectively, year-over-year. Surfactant operating income decreased $18.2 million in 2025 versus 2024. Corporate expenses, including deferred compensation, environmental remediation, a $6.2 million goodwill impairment charge and $15.9 million of gains recognized on the sale of assets, decreased $19.0 million, or 25 percent, year-over-year. Prior year corporate expenses included a $6.8 million charge associated with an external criminal social engineering fraud scheme. Foreign currency translation had a $0.8 million negative impact on operating income year-over-year.

Operating expenses (including deferred compensation, a goodwill impairment charge and gains on the sale of assets) decreased $10.4 million, or five percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $3.1 million, or seven percent, between years primarily due to higher salaries, fringe benefits and bad debt provision expense in 2025 versus 2024.
•
Administrative expenses decreased $7.5 million, or eight percent, year-over-year primarily due to the non-recurrence of a $6.8 million charge related to an external criminal social engineering fraud scheme and the non-recurrence of CEO transition expenses incurred in 2024.
•
Research, development and technical service (R&D) expenses increased $3.6 million, or six percent, year-over-year primarily due to higher salaries and fringe benefits.
•
Deferred compensation was $2.2 million of expense in both 2025 and 2024. See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.

•
The Company recorded a $6.2 million goodwill impairment expense, related to its Mexican reporting unit, in 2025. The Company did not incur any goodwill impairment expense in 2024. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.
•
During the fourth quarter of 2025, the Company completed the sale of its Stepan Philippines Quaternaries, Inc. (SPQI) manufacturing assets located in Bauan, Batangas, Philippines to Masurf, Inc, a subsidiary of Musim Mas Holdings Pte. Ltd. As part of the transaction, SPQI entered into a tolling agreement with Masurf, Inc. for the continued service of SPQI customers in Southeast Asia. The gain recognized on the sale of the assets was $5.1 million. See Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.
•
During the fourth quarter 2025, the Company successfully closed on the sale of its manufacturing assets located in Lake Providence, Louisiana. This transaction followed the Company’s divestiture of its plant in the Philippines, representing the Company's ongoing footprint optimization efforts and focus on core growth opportunities. The gain recognized on the sale was $10.8 million. See Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.

Net interest expense in 2025 increased $7.9 million, or 56 percent, versus the prior year. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2025 as the Company’s new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $3.5 million of income in 2025 versus $4.1 million of income in 2024. The Company recognized $2.8 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2025 compared to $4.6 million of investment gains in 2024. In addition, the Company recognized $0.2 million of foreign exchange gains in 2025 versus $1.4 million of foreign exchange losses in 2024. The Company also recognized $0.5 million of net periodic pension and other retirement obligations income in 2025 versus $1.0 million of income in 2024.

The Company’s effective tax rate was 21.7 percent in 2025 versus 16.7 percent in 2024. The increase of the 2025 effective tax rate was primarily attributable to a favorable non-recurring deferred tax adjustment in 2024 related to two of the Company’s Latin America subsidiaries and a decrease in the amount of qualified tax credits year-over-year. These two items were partially offset by the Company settling an audit in one jurisdiction earlier in 2025. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended December 31,
Net Sales	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$1,665,983	$1,532,115	$133,868	9
Polymers	584,477	584,905	(428)	0
Specialty Products	81,654	63,254	18,400	29
Total Net Sales	$2,332,114	$2,180,274	$151,840	7

(In thousands)	For the Year Ended December 31,
Operating Income	2025	2024	Increase (Decrease)	Percent Change
Surfactants	$67,358	$85,618	$(18,260)	-21
Polymers	43,265	40,623	2,642	7
Specialty Products	25,640	20,908	4,732	23
Segment Operating Income	$136,263	$147,149	$(10,886)	-7
Corporate Expenses, Excluding Deferred Compensation	55,559	74,514	(18,955)	-25
Deferred Compensation Expense	2,155	2,155	—	0
Total Operating Income	$78,549	$70,480	$8,069	11

Surfactants

Surfactant net sales in 2025 increased $133.9 million, or nine percent, versus the prior year. Higher average selling prices favorably impacted the change in net sales by $167.2 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume decreased two percent and unfavorably impacted the change in net sales by $27.7 million. Sales volume, excluding the impact of the Philippines asset divestiture, decreased one percent. Foreign currency translation had a $5.6 million unfavorable impact on the year-over-year change in net sales. A year-over-year comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	Increase (Decrease)	Percent Change
North America	$954,055	$894,105	$59,950	7
Europe	306,994	263,841	43,153	16
Latin America	357,053	319,438	37,615	12
Asia	47,881	54,731	(6,850)	-13
Total Surfactants Segment	$1,665,983	$1,532,115	$133,868	9

Net sales for North American operations increased $60.0 million, or seven percent, between years. Higher average selling prices had a $62.4 million favorable impact on the year-over-year change in net sales. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume declined less than one percent and negatively impacted the change in net sales by $1.6 million. Lower demand for products sold into the consumer products end markets was largely offset by higher demand for products sold into the agricultural and oilfield end markets and to our distribution partners. Foreign currency translation negatively impacted the change in net sales by $0.8 million.

Net sales for European operations increased $43.2 million, or 16 percent, primarily due to higher average selling prices, which had a $34.7 million positive impact on the change in net sales. The higher average selling prices were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume decreased one percent and negatively impacted the change in net sales by $2.6 million. Lower demand for products sold into the consumer products end markets and to our distribution partners was largely offset by higher demand for products sold into the agricultural and oilfield end markets. Foreign currency translation positively impacted the year-over-year change in net sales by $11.1 million. A weaker U.S. dollar relative to the British pound sterling and European euro led to the favorable foreign currency translation effect.

Net sales for Latin American operations increased $37.6 million, or 12 percent, primarily due to higher average selling prices that positively impacted the year-over-year change in net sales by $61.5 million. The higher average selling prices primarily reflect more favorable product mix and the pass-through of higher raw material costs. Sales volume decreased three percent and negatively impacted the change in net sales by $8.1 million. The decrease in sales volume was primarily due to lower demand for products sold into the commodity laundry and cleaning end markets that was partially offset by higher demand for products sold into the industrial cleaning and personal care end markets. A stronger U.S. dollar relative to all currencies within the region led to a $15.8 million unfavorable foreign currency translation effect.

Net sales for Asian operations decreased $6.9 million, or 13 percent, year-over-year. An 18 percent decline in sales volume had a $9.8 million unfavorable impact on the year-over-year change in net sales. The lower sales volume was mainly due to the SPQI asset divestiture in the Philippines. Higher average selling prices had a $3.0 million favorable impact on the year-over-year change in net sales and foreign currency translation negatively impacted the change in net sales by $0.1 million.

Surfactant operating income for 2025 decreased $18.3 million, or 21 percent, between years. Gross profit decreased $11.4 million, or six percent, and operating expenses increased $6.8 million, or seven percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2025	2024	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$80,558	$100,603	$(20,045)	-20
Europe	36,507	32,031	4,476	14
Latin America	41,240	40,344	896	2
Asia	10,345	7,115	3,230	45
Surfactants Segment Gross Profit	$168,650	$180,093	$(11,443)	-6
Operating Expenses	101,292	94,475	6,817	7
Surfactants Segment Operating Income	$67,358	$85,618	$(18,260)	-21

Gross profit for North American operations decreased $20.0 million, or 20 percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the year-over-year change in gross profit by $19.8 million and were primarily attributable to higher expenses associated with the start-up of the Company’s new alkoxylation facility in Pasadena, Texas, higher oleochemical raw material costs and an environmental reserve adjustment related to the Company’s Elwood, Illinois site. A slight decline in sales volume negatively impacted the year-over-year change in gross profit by $0.2 million.

Gross profit for European operations increased $4.5 million, or 14 percent, primarily due to higher average unit margins and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $3.4 million and $1.4 million, respectively. The higher average unit margins primarily reflect a more favorable product mix. A one percent decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.3 million.

Gross profit for Latin American operations increased $0.9 million, or two percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $4.5 million and primarily reflect a more favorable product mix. A three percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.0 million and $2.6 million, respectively.

Gross profit for Asian operations increased $3.2 million or 45 percent, year-over-year primarily due to higher average unit margins. The higher average unit margins favorably impacted the year-over-year change in gross profit by $4.5 million. An 18 percent decline in sales volume negatively impacted the year-over-year change in gross profit by $1.3 million.

Operating expenses for the Surfactant segment increased $6.8 million, or seven percent, year-over-year. Most of this increase was attributable to higher salaries, fringe benefits and bad debt provision expense in 2025 versus 2024.

Polymers

Polymer net sales in 2025 decreased $0.4 million versus the prior year. An eight percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $48.7 million and a $9.7 million, respectively. Lower average selling prices negatively impacted the year-over-year change in net sales by $58.8 million. A comparison of net sales by region follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	Increase (Decrease)	Percent Change
North America	$314,474	$289,777	$24,697	9
Europe	223,317	246,529	(23,212)	-9
Asia and Other	46,686	48,599	(1,913)	-4
Total Polymers Segment	$584,477	$584,905	$(428)	0

Net sales for North American operations increased $24.7 million, or nine percent, primarily due to a 20 percent increase in sales volume which positively impacted the year-over-year change in net sales by $57.6 million. Sales volume within the commodity phthalic anhydride business more than doubled mainly due to the market exit of a competitor and the non-recurrence of operational issues at the Company’s Elwood, Illinois (Millsdale) site during 2024. Sales volume of polyols used in rigid foam applications and specialty polyols increased one and four percent, respectively, year-over-year. Lower average selling prices negatively impacted the year-over-year change in net sales by $32.9 million. The lower average selling prices primarily reflect the pass-through of lower raw material costs and less favorable product mix.

Net sales for European Polymer operations decreased $23.2 million, or nine percent, year-over-year. Lower average selling prices and a one percent decline in sales volume negatively impacted the year-over-year change in net sales by $30.2 million and $2.7 million, respectively. The lower average selling prices were mainly due to pass-through of lower raw material costs and increased competitive activity. Foreign currency translation positively impacted the change in net sales by $9.7 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asian and Other operations decreased $1.9 million, or four percent, primarily due to lower average selling prices. Lower average selling prices negatively impacted the year-over-year change in net sales by $1.7 million. Sales volume was down less than one percent and negatively impacted the change in net sales by $0.2 million. The slight decrease in sales volume reflects lower demand for polyols used in rigid foam applications that was mostly offset by higher demand for specialty polyols resulting from the Company’s product diversification efforts.

Polymer operating income for 2025 increased $2.6 million, or seven percent, versus operating income for 2024. Gross profit increased $3.6 million, or five percent, and operating expenses were up $1.0 million, or four percent, year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended December 31,
(In thousands)	2025	2024	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$34,704	$28,954	$5,750	20
Europe	27,334	32,119	(4,785)	-15
Asia and Other	9,567	6,930	2,637	38
Polymers Segment Gross Profit	$71,605	$68,003	$3,602	5
Operating Expenses	28,340	27,380	960	4
Polymers Segment Operating Income	$43,265	$40,623	$2,642	7

Gross profit for North American operations increased $5.8 million, or 20 percent, year-over-year. The 20 percent increase in sales volume accounted for the year-over-year gross profit change. Average unit margins were constant between years.

Gross profit for European operations decreased $4.8 million, or 15 percent, year-over-year. This decrease was primarily due to lower average unit margins and a one percent decrease in sales volume. These items negatively impacted the change in gross profit by $5.4 million and $0.4 million, respectively. The lower average unit margins primarily reflect increased competitive activity in the region. Foreign currency translation positively impacted the year-over-year change in gross profit by $1.0 million.

Gross profit for Asia and Other operations increased $2.6 million, or 38 percent, primarily due to higher average unit margins that positively impacted the change in gross profit by $2.7 million. The higher average unit margins reflect more favorable product mix resulting from the Company’s diversification efforts.

Operating expenses for the Polymers segment increased $1.0 million, or four percent, year-over-year primarily due to higher salaries.

Specialty Products

Specialty Products net sales in 2025 increased $18.4 million, or 29 percent, versus net sales in 2024. The year-over-year increase in net sales was due to higher average selling prices and a 15 percent increase in sales volume. Gross profit and operating income increased $5.0 million and $4.7 million, respectively. The year-over-year increases in gross profit and operating income were mostly attributable to higher sales volume within the medium chain triglycerides (MCT) product line.

Corporate Expenses

Corporate expenses, which include deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $19.0 million, or 25 percent, between years. This decrease was mainly due to the non-recurrence of a $6.8 million pre-tax charge, related to a criminal social engineering fraud scheme, recognized in 2024 (see Note 24, Other Matter, of the notes to the

Company’s consolidated financial statements included in Item 8 of this Form 10-K). In addition, during the fourth quarter of 2025, the Company recorded $15.9 million of gains on the sale of assets that were not attributed to any segments (see Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K). Partially offsetting the above, the Company recorded a $6.2 million goodwill impairment charge during the fourth quarter 2025 (see Note 4, Goodwill and Other Intangibles, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K). Deferred compensation expenses were $2.2 million in both 2025 and in 2024. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense in 2025, 2024 and 2023:

	December 31
	2025	2024	2023	2022
Company Stock Price	$47.36	$64.70	$94.55	$106.46

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

For 2025, cash generated from operating activities was a cash source of $147.9 million versus a source of $162.1 million in 2024. For 2025, investing cash outflows were $89.0 million versus cash outflows of $116.9 million in 2024. Financing activities were a cash use of $35.4 million in 2025 versus a cash use of $64.5 million in 2024. Cash and cash equivalents increased by $33.0 million compared to December 31, 2024, inclusive of a $9.6 million favorable foreign exchange rate impact.

As of December 31, 2025, the Company’s cash and cash equivalents totaled $132.7 million including $13.8 million in money market funds and $2.4 million in U.S. demand deposit accounts. Cash and cash equivalents of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $116.5 million as of December 31, 2025. As of December 31, 2024, the Company’s cash and cash equivalents totaled $99.7 million. Cash in U.S. demand deposit accounts and money market funds totaled $1.2 million and $12.6 million, respectively. The Company’s non-U.S. subsidiaries held $85.9 million of cash outside the United States as of December 31, 2024.

Operating Activities

Net income decreased $3.5 million, or seven percent, in 2025 versus the prior year. Working capital was a cash use of $15.8 million in 2025 versus a cash source of $5.8 million in 2024.

Accounts receivable were a cash source of $23.7 million in 2025 compared to a cash source of $9.0 million in 2024. Inventories were a cash source of $0.5 million in 2025 versus a cash use of $37.2 million in 2024. Accounts payable and accrued liabilities were a cash use of $32.7 million in 2025 compared to a cash source of $34.0 million in 2024.

Working capital requirements were higher in 2025 compared to 2024 primarily due to the changes noted above. The change in inventories working capital primarily reflects the Company’s efforts to reduce inventory levels during 2025. The change in accounts payable and accrued liabilities largely reflects a reduction in raw material purchases due to the Company’s inventory reduction efforts in 2025. It is management’s opinion that the Company’s liquidity is sufficient to provide for working capital requirements during 2026.

Investing Activities

Cash used for investing activities decreased $27.9 million year-over-year and was primarily due to $26.6 million of cash proceeds from the sales of assets in 2025. Cash used for capital expenditures was $122.5 million in 2025 versus $122.8 million in 2024.

For 2026, the Company estimates that total capital expenditures will be in the range of $100.0 million to $110.0 million.

Financing Activities

Cash flow from financing activities was a use of $35.4 million in 2025 versus a use of $64.5 million in 2024. The year-over-year change was primarily due to the issuance of $75.0 million aggregate principal amount of senior unsecured notes in 2025, partially offset by lower borrowings against the Company’s revolving credit facility in 2025 versus 2024.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. While the amounts involved may be material, such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the twelve months ended December 31, 2025, the Company did not purchase any shares of its common stock on the open market. At December 31, 2025, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $1.3 million, from $625.4 million on December 31, 2024 to $626.7 million on December 31, 2025, primarily due to the issuance of $75.0 million aggregate principal amount of senior unsecured notes during the second quarter of 2025, mostly offset by scheduled debt repayments and lower borrowings against the Company’s revolving credit facility. On May 21, 2025, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-A, due May 21, 2033 (the Series 2025-A Notes). On May 21, 2025, pursuant to a note purchase and master note agreement dated as of June 10, 2021, Stepan issued and sold $37.5 million in aggregate principal amount of its 6.17% Senior Notes, Series 2025-B, due May 21, 2033 (together with the Series 2025-A Notes, the Notes). The Notes will bear interest at a fixed rate of 6.17% with interest to be paid semi-annually. Principal amortization for the Notes is contractually scheduled with equal annual payments beginning on May 21, 2029 and on each May 21 thereafter to and including May 21, 2032, with the final outstanding principal balance due at maturity on May 21, 2033.

Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $494.0 million on December 31, 2025 versus $525.7 million at December 31, 2024. As of December 31, 2025, the ratio of net debt to net debt plus shareholders’ equity was 28.0 percent versus 31.0 percent at December 31, 2024 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On December 31, 2025, the Company’s debt included $324.0 million of unsecured notes, with maturities ranging from 2026 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements, an $83.8 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement and $218.9 million of short-term loans borrowed under the Company’s revolving credit facility. As of December 31, 2025, the Company had outstanding letters of credit of $12.8 million, inclusive of $4.1 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($16.2 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of December 31, 2025, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.1 million at December 31, 2025.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At December 31, 2025, the Company’s foreign subsidiaries did not have any outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of December 31, 2025.

Material Cash Requirements

At December 31, 2025, the Company’s material cash requirements included the following contractual obligations (including estimated payments by period):

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Total debt obligations (1)	$626,985	$285,735	$180,535	$80,000	$80,715
Interest payments on debt obligations (2)	45,221	$11,354	$17,533	$11,173	$5,161
Operating lease obligations (3)	71,850	17,072	21,623	15,517	17,638
Purchase obligations (4)	3,593	2,942	651	—	—
Other (5)	45,685	24,970	6,446	3,531	10,738
Total	$793,334	$342,073	$226,788	$110,221	$114,252
(1)
Excludes unamortized debt issuance costs of $0.3 million.
(2)
Interest payments on debt obligations represent interest on all Company debt at December 31, 2025. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.
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

The above table does not include $17.4 million of other non-current liabilities recorded on the balance sheet at December 31, 2025, as summarized in Note 15, Other Non-Current Liabilities, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

During the periods covered by this Form 10-K, the Company was not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations. The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made. The overfunded status (pretax) of the Company’s U.S and U.K. defined benefit pension plans was $2.7 million at December 31, 2025, versus overfunded status (pretax) of $2.3 million at December 31, 2024. See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.2 million to its U.S. defined benefit plans in 2025. U.K. did not make any defined benefit contributions to its plan in 2025. In 2026, the Company is planning to make $0.9 million contribution to the U.S. qualified defined benefit plans. In addition, the company expects to contribute $0.1 million to the unfunded non-qualified U.S. pension plans.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2025, the Company had a total of $4.1 million of outstanding standby letters of credit from the Credit Agreement with the syndicate of banks and $8.7 million under CIC Credit Agreement.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2025, the Company’s expenditures for capital projects related to environmental matters were $9.8 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $44.9 million for 2025, $51.3 million for 2024 and $38.3 million for 2023.

Over the years, the Company has received requests for information related to or has been named by the government authorities as a potentially responsible party at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.3 million to $46.0 million at December 31, 2025, and $20.0 million to $44.5 million at December 31, 2024. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company’s environmental and legal accruals totaled $19.3 million at December 31, 2025 as compared to $20.0 million at December 31, 2024. During 2025, cash expenditures related to environmental remediation and certain other legal matters approximated $4.6 million compared to $7.0 million in 2024.

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

When estimating a reporting unit’s fair value as part of the quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach uses a combination of EBITDA and EBITDA multiples to estimate a reporting unit’s fair value. EBITDA multiples typically mirror similar businesses or comparative companies whose securities are actively traded in public markets. Significant degradation of either EBITDA or EBITDA multiples could result in a triggering event, requiring goodwill to be tested for impairment during an interim period. The income approach takes into consideration multiple variables, including forecasted sales volume and operating income, current industry and economic conditions, historical results and other elements to calculate the present value of future cash flows. The income approach fair value calculations include estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units. The Company reported goodwill and other intangible assets impairment expenses during 2023 and goodwill impairment expenses in 2025. See Note 4, Goodwill and Other Intangible Assets, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional information.

At December 31, 2025, the Company conducted additional sensitivity analysis on certain assumptions used in the valuation of its European polymers reporting unit due to a decline in earnings. The decline in earnings was primarily due to slightly lower sales volume and unit margins. At December 31, 2025, the goodwill related to the European polymers reporting unit was $47.8 million. The Company used both market and income-based methodologies to assess the fair value of its European polymers reporting unit. Both approaches required the Company to make significant economic-related assumptions. Based on the Company’s analysis, the fair value of the European polymers reporting unit was greater than its carrying value, and as a result, the Company did not record any impairment charge as of December 31, 2025. Holding all other assumptions constant, a 100 basis point increase in the discount rate would not result in impairment nor would a 1.5 decrease in the multiple used in the market-based computation result in an impairment.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had approximately $32.0 million in net Deferred Tax Assets (DTAs). These DTAs include approximately $60.0 million related to U.S. Federal net operating loss (NOL) carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. One of the primary drivers of the 2025 NOL was the Pasadena, Texas facility assets being placed in service in 2025 which qualified for Bonus depreciation. While these U.S. Federal NOL carryforwards have an indefinite carryforward period with certain annual limitations, a valuation allowance is needed if projected future income is insufficient to utilize the NOLs. At this time, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize these DTAs. However, it is possible that some or all of these NOL carryforwards could ultimately remain unused. This could require a substantial valuation allowance which would materially increase the Company’s income tax expense in the period the valuation allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

	Twelve Months Ended December 31
	2025		2024		2023
(In millions, except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$46.9	$2.05	$50.4	$2.20	$40.2	$1.75

Deferred Compensation (Income) (including related investment activity)	(0.6)	(0.03)	(2.4)	(0.11)	(0.7)	(0.03)
Business Restructuring/Asset Impairment Expense and Loss on Asset Disposition	—	—	—	—	12.0	0.52
Goodwill and Other Intangibles Impairment Expense	6.2	0.27	—	—	2.00	0.09
Cash Settled Stock Appreciation Rights (Income)	—	—	—	—	(0.1)	—
Environmental Remediation Expenses	1.2	0.05	2.6	0.11	1.0	0.04
Gain on Sales of Assets	(15.9)	(0.69)	—	—	—	—
Cumulative Tax Effect on Above Adjustment Items	3.9	0.17	(0.1)	—	(3.7)	(0.16)
Adjusted Net Income	$41.7	$1.82	$50.5	$2.20	$50.7	$2.21

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company’s Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Year Ended December 31,
($ in millions)	2025	2024
Operating Income	$78.5	$70.5
Depreciation and Amortization	126.0	112.2
Other, Net Income	3.5	4.1
EBITDA	$208.0	$186.8
Deferred Compensation	(0.6)	(2.4)
Environmental Remediation	1.2	2.6
Goodwill Impairment	6.2	—
Gain on Sales of Assets	(15.9)	—
Adjusted EBITDA	$198.9	$187.0

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

	December 31
(In millions)	2025	2024
Current Maturities of Long-Term Debt as Reported	$285.7	$292.8
Long-Term Debt as Reported	341.0	332.6
Total Debt as Reported	626.7	625.4
Less Cash and Cash Equivalents as Reported	(132.7)	(99.7)
Net Debt	$494.0	$525.7
Equity	$1,244.0	$1,169.9
Net Debt plus Equity	$1,738.0	$1,695.6
Net Debt/Net Debt plus Equity	28%	31%

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2025, the Company had forward contracts with an aggregated notional amount of $57.8 million. Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts. The fair value of all forward contracts as of December 31, 2025, was a net asset of $0.1 million. As of December 31, 2025, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $4.2 million.

Interest Rates

The Company’s debt was comprised of $324.0 million fixed-rate borrowings and $302.7 million variable-rate borrowings. Foreign subsidiaries did not have any debt as of December 31, 2025. A hypothetical 10 percent average change to short-term interest rates would result in a $1.6 million (assuming the same debt level as December 31, 2025) increase or decrease to interest expense for 2026.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $316.3 million as of December 31, 2025, which was approximately $8.0 million below the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates as of December 31, 2025, or $4.8 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2025, the Company had open forward contracts for the purchase of 0.6 million dekatherms of natural gas at a cost of $2.3 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.2 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Stepan Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — European Polymers— Refer to Notes 1 and Note 4 to the Financial Statements

Critical Audit Matter Description

The Company's goodwill for its reporting units is tested annually for impairment during the second quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company's evaluation of its goodwill for impairment involves the comparison of the fair value of the reporting units to its carrying value.

The Company elected to use a quantitative approach to determine the fair value of the Stepan European Polymers reporting unit based upon the income method and the market-based method based on EBITDA multiples to determine the fair value of its reporting unit. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) and the discount rate. The determination of the fair value using the market-based method requires management to make assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance allocated to the European Polymers reporting unit was $47.0 million at December 31, 2025. The European Polymers reporting unit goodwill is included in the Company’s goodwill balance of $92.8 million at December 31, 2025. The fair value of the European Polymers reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of the European Polymers reporting unit, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future EBITDA, as well as the calculation of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates for the European Polymers reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the goodwill discussed above included the following, among others:

•
We tested the effectiveness of controls over the goodwill impairment evaluations, including those over the appropriateness of the valuation methodology, forecast of EBITDA, and selection of the discount rate for the reporting unit.
•
We performed a sensitivity analysis of the business and valuation assumptions which included their impact on the income and market approach.
•
With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodology, and discount rate:
•
Testing the mathematical accuracy of the calculations.
•
Testing the source information underlying the determination of the discount rate and EBITDA multiples.
•
Developing ranges of independent estimates and comparing those to the rates selected by management.
•
We assessed the reasonableness of management’s forecast of future EBITDA by comparing the projections to historical results, forecasted information included in macroeconomic benchmarking reports and certain peer companies. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2026

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2025, 2024 and 2023

(In thousands, except per share amounts)	2025	2024	2023
Net Sales (Note 1)	$2,332,114	$2,180,274	$2,325,768
Cost of Sales	2,062,226	1,908,060	2,048,170
Gross Profit	269,888	272,214	277,598
Operating Expenses:
Selling (Note 1)	48,767	45,628	48,367
Administrative (Note 1)	90,789	98,277	93,202
Research, development and technical services (Note 1)	59,278	55,674	59,039
Deferred compensation expense (Note 12)	2,155	2,155	4,371
	200,989	201,734	204,979

Goodwill and other intangibles impairment (Note 4)	6,245	—	2,038
Business restructuring and assets impairment (Note 22)	—	—	11,968
Gain on sales of assets (Note 20)	15,895	—	—

Operating Income	78,549	70,480	58,613
Other Income (Expense):
Interest, net (Note 6)	(22,115)	(14,182)	(12,103)
Other, net (Note 8)	3,470	4,141	1,881
	(18,645)	(10,041)	(10,222)
Income Before Provision for Income Taxes	59,904	60,439	48,391
Provision for Income Taxes (Note 9) \	13,009	10,069	8,187
Net Income	46,895	50,370	40,204

Net Income Per Common Share (Note 18):
Basic	$2.05	$2.21	$1.77
Diluted	$2.05	$2.20	$1.75
Shares Used to Compute Net Income Per Common Share (Note 18):
Basic	22,872	22,832	22,777
Diluted	22,890	22,931	22,946

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
Net Income	$46,895	$50,370	$40,204
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 19)	61,820	(59,390)	40,423
Defined benefit pension plans:
Net actuarial (loss) arising in period (net of tax benefit of $438, tax benefit of $2,044 and tax benefit of $508 for 2025, 2024 and 2023, respectively)	(1,250)	(5,888)	(1,630)
Amortization of prior service cost included in pension expense (net of tax expense of $3, $2 and $2 for 2025, 2024 and 2023, respectively)	11	8	8
Amortization of actuarial loss included in pension expense (net of tax expense of $89, $104 and $99 for 2025, 2024 and 2023, respectively)	253	292	293
Net defined benefit pension plan activity (Note 19)	(986)	(5,588)	(1,329)
Cash flow hedges:
Cash flow hedge activity	(2,960)	(1,249)	(2,174)
Reclassifications to income in period	(10)	(9)	(10)
Net cash flow hedge activity (Note 19)	(2,970)	(1,258)	(2,184)
Other Comprehensive Income (Loss)	57,864	(66,236)	36,910
Comprehensive Income (Loss)	104,759	(15,866)	77,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands)	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$132,688	$99,665
Receivables, less allowances of $10,533 in 2025 and $10,827 in 2024	387,959	388,027
Inventories (Note 5)	298,827	288,722
Other current assets	39,485	34,015
Total current assets	858,959	810,429
Property, Plant and Equipment:
Land	58,403	54,464
Buildings and improvements	455,064	399,226
Machinery and equipment	2,160,665	1,917,196
Construction in progress	112,904	275,045
	2,787,036	2,645,931
Less: Accumulated depreciation	(1,567,409)	(1,447,477)
Property, plant and equipment, net	1,219,627	1,198,454
Goodwill, net (Note 4)	92,570	91,368
Other intangible assets, net (Note 4)	39,526	42,673
Long-term investments (Note 2)	21,270	25,558
Operating lease assets (Note 7)	62,494	71,477
Other non-current assets	63,256	64,689
Total Assets	$2,357,702	$2,304,648

Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 6)	$285,735	$292,807
Accounts payable	261,723	258,787
Accrued liabilities (Note 14)	119,036	117,440
Total current liabilities	666,494	669,034
Deferred income taxes (Note 9)	11,450	9,612
Long-term debt, less current maturities (Note 6)	340,975	332,632
Non-current operating lease liability (Note 7)	49,340	57,392
Other non-current liabilities (Note 15)	45,433	66,044

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; 60,000,000 authorized shares; 27,301,177 issued shares in 2025 and 27,156,436 issued shares in 2024	27,301	27,156
Additional paid-in capital	259,820	253,779
Accumulated other comprehensive loss (Note 19)	(138,974)	(196,838)
Retained earnings	1,285,752	1,273,886
Less: Common treasury stock, at cost, 4,676,739 shares in 2025 and 4,655,798 shares in 2024	(189,889)	(188,049)
Total Stepan Company stockholders’ equity	1,244,010	1,169,934
Total Liabilities and Equity	$2,357,702	$2,304,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$46,895	$50,370	$40,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,041	112,197	105,338
Deferred compensation	2,155	2,155	4,371
Realized and unrealized (gains) on long-term investments	(1,898)	(3,323)	(4,314)
Stock-based compensation	5,999	5,347	5,741
Deferred income taxes	(1,395)	(10,291)	18,303
Goodwill and other intangibles impairment (Note 4)	6,245	—	2,038
Other non-cash items	(14,124)	2,812	5,123
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	23,722	9,036	32,007
Inventories	500	(37,178)	144,846
Other current assets	(7,281)	(1)	(4,528)
Accounts payable and accrued liabilities	(32,713)	33,970	(158,924)
Pension liabilities	(2,896)	(131)	(1,204)
Environmental and legal liabilities	(680)	(695)	(11,985)
Deferred revenues	(2,688)	(2,215)	(2,140)
Net Cash Provided By Operating Activities	147,882	162,053	174,876
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(122,514)	(122,776)	(260,335)
Proceeds from sales of assets (Note 20)	26,587	—	—
Other, net	6,878	5,831	1,669
Net Cash Used In Investing Activities	(89,049)	(116,945)	(258,666)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 6)	(10,901)	19,886	104,717
Other debt borrowings (Note 6)	75,000	—	—
Other debt repayments (Note 6)	(62,857)	(48,571)	(37,858)
Dividends paid	(35,029)	(33,950)	(32,868)
Stock option exercises	104	1,112	2,795
Other, net	(1,757)	(2,997)	(3,502)
Net Cash Provided By (Used In) Financing Activities	(35,440)	(64,520)	33,284
Effect of Exchange Rate Changes on Cash	9,630	(10,746)	6,579
Net Increase (Decrease) in Cash and Cash Equivalents	33,023	(30,158)	(43,927)
Cash and Cash Equivalents at Beginning of Year	99,665	129,823	173,750
Cash and Cash Equivalents at End of Year	$132,688	$99,665	$129,823

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds (Note 9)	$8,499	$(12,342)	$29,558
Cash payments of interest	$28,682	$29,848	$27,951

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

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2025

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 2,473 shares of common stock under stock option plan	104	2	102	—	—	—

Stock-based and deferred compensation	4,242	143	5,939	(1,840)	—	—

Net income	46,895	—	—	—	—	46,895

Other comprehensive income	57,864	—	—	—	57,864	—

Cash dividends paid:
Common stock ($1.550 per share)	(35,029)	—	—	—	—	(35,029)
Balance, December 31, 2025	$1,244,010	$27,301	$259,820	$(189,889)	$(138,974)	$1,285,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025, 2024 and 2023

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

At December 31, 2025, the Company’s cash and cash equivalents totaled $132,688,000 including $13,807,000 in money market funds each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $2,351,000 and cash and cash equivalents of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $116,530,000 as of December 31, 2025. At December 31, 2024, the Company’s cash and cash equivalents totaled $99,665,000 including $12,589,000 in money market funds, each rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch. Cash in U.S. demand deposit accounts totaled $1,219,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $85,857,000 as of December 31, 2024.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as non-trade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances. The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers. When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience. The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended. Payment terms extended are short term in duration, typically ranging from 30 to 60 days. The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions. This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2025, 2024 or 2023.

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

The Company has accounts receivable financing programs under which the Company has the ability to sell eligible receivables for select customers to select banking institutions. For the twelve months ended December 31, 2025 and December 31, 2024, the Company’s cash proceeds from the sale of receivables were $96,305,000 and $87,711,000, respectively. Financing charges incurred from the sale of accounts receivable qualifying as sales for the twelve months ended December 31, 2024 and December 31, 2025 were immaterial.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Balance at January 1	$10,827	$11,143	$11,100
Provision	(364)	189	765
Accounts written off, net of recoveries	70	(505)	(722)
Balance at December 31	$10,533	$10,827	$11,143

Inventories

Inventories are valued at cost, which is not in excess of net realizable value, and include material, labor and plant overhead costs. The first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 to 40 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 30 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. The manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized, while maintenance and repairs ($92,955,000, $90,422,000, and $80,226,000 in 2025, 2024 and 2023, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income. Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

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

At December 31, 2025 and December 31, 2024, the Company’s deferred compensation liability was $23,166,000 and $31,171,000, respectively. In 2025 and 2024, approximately nine percent and 20 percent, respectively, of the deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock. The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets. A $1.00 increase in the market price of the Company’s common stock will result in approximately $46,000 of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at the discovery of new knowledge with the intent that such effort will be useful in developing and commercializing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $34,799,000, $33,544,000, and $35,732,000 in 2025, 2024 and 2023, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relate to technical services, which include routine product testing, quality control and sales service support.

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

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, trademarks, customer lists and relationships, technological and manufacturing know-how and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 15 years; trademarks – eight to ten years; customer relationships – ten to 20 years and know-how – seven to 20 years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4, Goodwill and Other Intangibles, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for detailed information about goodwill and other intangible assets.

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

At December 31, 2025, the Company held open forward contracts for the purchase of 645,000 dekatherms of natural gas in 2026 at a cost of $2,291,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740) Improvement to Income Tax Disclosures. This update requires that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require the disclosure on an annual basis of the amount of income taxes paid (net of refund received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid (net of refunds received). This update requires all entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. The Company adopted ASU No. 2023-09 prospectively for the period ending December 31, 2025. The adoption of ASU No. 2023-09 did not have any effect on the Company’s financial position, results of operations and cash flow but impacted the Company’s annual income tax disclosures. See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides public companies with a practical expedient in calculating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. The expedient assumes that the current conditions as of the balance sheet date don't change for the remaining life of the asset and also allows an entity to consider cash collection activity that occurs after the balance sheet date but before the financial statements are issued. When developing an estimate of expected credit losses for assets to which the practical expedient is applied, an entity shall continue to adjust historical loss information to reflect current conditions to the extent that historical loss information does not reflect current conditions. The entity need to adopt the practical expedient first to be eligible to use it. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods and should be applied on a prospective basis. The Company adopted the practical expedient and believes ASU 2025-05 does not have an impact on the Company's financial position, results of operations and cash flows.

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

2. Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2025 and 2024, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company’s cash and cash equivalents included money market funds totaling $13,807,000 and $12,589,000 at December 31, 2025 and December 31, 2024, respectively.

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

Long-term investments

Long-term investments include the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations. See the defined contribution plans section of Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option guidance. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. As a result, the Company’s fair value measurements for mutual fund assets fall within Level 1 of the fair value hierarchy.

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

At December 31, 2025 and 2024, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $275,000 and $404,000 as of December 31, 2025 and 2024, respectively):

	December 31
(In thousands)	2025	2024
Fair value	$619,027	$598,864
Carrying value	626,985	625,843

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2025 and 2024, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 31, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$21,270	$21,270	$—	$—
Derivative assets:
Interest rate contracts	1,974	—	1,974	—
Foreign currency contracts	423	—	423	—
Total assets at fair value	$23,667	$21,270	$2,397	$—
Derivative liabilities:
Foreign currency contracts	$340	$—	$340	$—

(In thousands)	December 31, 2024	Level 1	Level 2	Level 3
Mutual fund assets	$25,558	$25,558	$—	$—
Derivative assets:
Interest rate contracts	4,934	—	4,934	—
Foreign currency contracts	1,386	—	1,386	—
Total assets at fair value	$31,878	$25,558	$6,320	$—
Derivative liabilities:
Foreign currency contracts	$752	$—	$752	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2025 and 2024, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with a U.S. dollar equivalent of $57,755,000 and $149,571,000, respectively.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At December 31, 2025, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027 which is closely aligned with the June 24, 2027 maturity of the Company’s revolving credit facility.

The fair values of the derivative instruments held by the Company on December 31, 2025, and December 31, 2024, are disclosed in Note 2, Fair Value Measurements, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K). Derivative instrument gains and losses for the years ended December 31, 2025, 2024 and 2023, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2025, 2024 and 2023, see Note 19, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K).

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024, were as follows:

	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Balance as of January 1
Goodwill	$26,476	$29,781	$70,397	$73,166	$483	$483	$97,356	$103,430
Accumulated impairment loss	(5,505)	(5,505)	—	—	(483)	(483)	(5,988)	(5,988)
Goodwill, net	20,971	24,276	70,397	73,166	—	—	91,368	97,442
Goodwill impairment	(6,245)	—	—	—	—	—	(6,245)	—
Foreign currency translation	1,756	(3,305)	5,691	(2,769)	—	—	7,447	(6,074)
Balance as of December 31
Goodwill	28,232	26,476	76,088	70,397	483	483	104,803	97,356
Accumulated impairment loss	(11,750)	(5,505)	—	—	(483)	(483)	(12,233)	(5,988)
Goodwill, net	$16,482	$20,971	$76,088	$70,397	$—	$—	$92,570	$91,368

The Company typically tests its goodwill balances for impairment in the second quarter of each calendar year. Testing is completed more frequently when triggering events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit to which goodwill relates has declined below its carrying value.

During the fourth quarter of 2025, the Company concluded that the goodwill related to its Mexico reporting unit was impaired. The reporting unit is part of the Company’s Surfactant segment. The impairment relating to the Company’s Mexico reporting unit was recognized as a result of the reporting unit’s fair value declining below its carrying value. The Company estimates the fair value of each of its reporting units based on an average of market and income-based computations, which is a Level 3 measurement. During the fourth quarter of 2025 the Company recorded a non-cash charge of $6,245,000 in the Consolidated Statements of Income for the year ended December 31, 2025 on the Goodwill impairment line. The impairment charge equaled the entire balance of goodwill at the Company’s Mexico reporting unit. The impairment charge was not included in the Surfactant segment results. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

At December 31, 2025, the Company conducted additional sensitivity analysis on certain assumptions used in the valuation of its European polymers reporting unit due to a decline in earnings. The decline in earnings was primarily due to slightly lower sales volume and unit margins. At December 31, 2025, the goodwill related to the European polymers reporting unit was $47,846,000. The Company used both market and income-based methodologies to assess the fair value of its European polymers reporting unit. Both approaches required the Company to make significant economic-related assumptions. Based on the Company’s analysis, the fair value of the European polymers reporting unit was greater than its carrying value, and as a result, the Company did not record any impairment charge as of December 31, 2025.

During the fourth quarter of 2023, the Company concluded that the goodwill related to its Specialty Products segment was impaired. The Specialty Products segment’s impairment resulted from the Company’s decision to exit a portion of its Lipid Nutrition business. The Company recorded a non-cash charge of $483,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of the Specialty Products operating segment’s goodwill. Also, during the fourth quarter of 2023 the Company concluded that the goodwill related to its Colombia reporting unit was impaired. The Company recorded a non-cash charge of $1,060,000 in the Consolidated Statements of Income for the year ended December 31, 2023 on the Goodwill and other intangibles impairment line. The impairment charge equaled the entire balance of goodwill at the Company’s Colombia reporting unit. The Colombia reporting unit is part of the Company’s Surfactant segment. The impairment relating to the Company’s Colombia reporting unit was recognized as a result of the reporting unit’s fair value declining below its carrying value. These impairments were not included in the Surfactants and Specialty Products segment results. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2025 and 2024. The year-over-year changes in gross carrying values resulted from the effects of foreign currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
(In thousands)	2025	2024	2025	2024
Other Intangible Assets:
Patents	$7,411	$7,411	$7,125	$7,095
Non-compete agreements	379	329	379	329
Trademarks	11,987	11,567	8,942	7,749
Customer lists/relationships	48,489	45,341	21,777	18,415
Know-how (1)	29,934	29,086	20,451	17,473
Total	$98,200	$93,734	$58,674	$51,061
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

Aggregate amortization expense for the years ended December 31, 2025, 2024 and 2023, was $6,555,000, $6,914,000, and $7,368,000, respectively. The Company typically recognizes amortization expense within the Cost of Sales line item on the income statement. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For the year ended December 31, 2026	$6,488
For the year ended December 31, 2027	6,488
For the year ended December 31, 2028	4,806
For the year ended December 31, 2029	3,715
For the year ended December 31, 2030	3,367

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2025	2024
Finished products	$220,094	$201,684
Raw materials	78,733	87,038
Total inventories	$298,827	$288,722

6. Debt

At December 31, 2025 and 2024, debt was comprised of the following:

(In thousands)	Maturity Dates	December 31, 2025	December 31, 2024
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $56 and $99 for 2025 and 2024, respectively)	2026-2027	$28,515	$42,759
3.86% (net of unamortized debt issuance cost of $0 and $15 for 2025 and 2024, respectively)	2025	—	14,270
2.30% (net of unamortized debt issuance cost of $55 and $77 for 2025 and 2024, respectively)	2026-2028	29,945	39,923
2.37% (net of unamortized debt issuance cost of $60 and $83 for 2025 and 2024, respectively)	2026-2028	29,940	39,917
2.73% (net of unamortized debt issuance cost of $52 and $70 for 2025 and 2024, respectively)	2026-2031	85,662	99,930
2.83% (net of unamortized debt issuance cost of $52 and $60 for 2025 and 2024, respectively)	2026-2032	74,948	74,940
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2025 and 2024, respectively)	2029-2033	75,000	—
Revolving credit facility and term loan borrowing	2026-2027	302,700	313,700
Total debt		$626,710	$625,439
Less current maturities		285,735	292,807
Long-term debt		$340,975	$332,632

The Company’s long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements), totaling $324,010,000 as of December 31, 2025. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2026 to 2033.

On May 21, 2025, pursuant to a note purchase and private shelf agreement dated as of June 10, 2021, Stepan issued and sold $37,500,000 in aggregate principal amount of its 6.17 percent Senior Notes, Series 2025-A, due May 21, 2033 (the Series 2025-A Notes). On May 21, 2025, pursuant to a note purchase and master note agreement dated as of June 10, 2021, Stepan issued and sold $37,500,000 in aggregate principal amount of its 6.17 percent Senior Notes, Series 2025-B, due May 21, 2033 (together with the Series 2025-A Notes, the Notes). The Notes will bear interest at a fixed rate of 6.17 percent with interest to be paid semi-annually. Principal amortization for the Notes is contractually scheduled with equal annual payments beginning on May 21, 2029 and on each May 21 thereafter to and including May 21, 2032, with the final outstanding principal balance due at maturity on May 21, 2033.

On August 27, 2024, the Company entered into amendments to two of its note purchase agreements to increase the available facility amounts and extend the end date of the issuance period to August 27, 2027. The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of December 31, 2025, the Company had outstanding letters of credit totaling $4,102,000 and $302,700,000 of outstanding borrowings under the Credit Agreement, inclusive of an $83,750,000 delayed-draw term loan ($16,250,000 of the term loan principal has been permanently repaid as scheduled). There was $126,948,000 available under the Credit Agreement as of December 31, 2025. As of December 31, 2025, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement.

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

The Company’s foreign subsidiaries had no debt outstanding at December 31, 2025.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $263,923,000 and $251,953,000 at December 31, 2025 and 2024, respectively.

Debt at December 31, 2025, matures as follows: $285,735,000 in 2026; $135,535,000 in 2027; $45,000,000 in 2028; $40,000,000 in 2029; $40,000,000 in 2030 and $80,715,000 after 2030. Debt maturing in 2026 includes $66,786,000 of scheduled repayments under long-term debt agreements. The Company’s foreign subsidiaries routinely have short-term working capital loans. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit facility entered into on June 24, 2022.

Net interest expense for the years ended December 31, 2025, 2024 and 2023, comprised the following:

(In thousands)	2025	2024	2023
Interest expense	$30,773	$33,030	$29,361
Interest income	(4,114)	(5,283)	(3,843)
	26,659	27,747	25,518
Capitalized interest	(4,544)	(13,565)	(13,415)
Interest expense, net	$22,115	$14,182	$12,103

7. Leases

The Company’s operating leases are primarily comprised of real estate, railcar, storage tank, warehouse, auto, trailer and manufacturing/office equipment leases. Real estate and railcars comprise approximately 39 percent and 46 percent, respectively, of the Company’s consolidated right of use (ROU) asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. As of December 31, 2025, the Company’s two principal real estate leases consist of the office lease for the corporate headquarters in Northbrook, Illinois and land leases in Singapore. During the fourth quarter of 2025, the Company exited from land leases in the Philippines and Lake Providence, Louisiana as part of its asset sale transactions (see Note 20, Sales of Assets, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K). As of December 31, 2025, the Company had no leases that had not commenced.

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

(In thousands)	Year ended December 31, 2025	Year ended December 31, 2024

Lease Cost
Operating lease cost	$19,314	$18,424
Short-term lease cost	11,633	11,592
Variable lease cost	1,524	1,681
Total lease cost	$32,471	$31,697
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$19,298	$18,453
Right-of-use assets obtained in exchange for new operating lease liabilities	1,693	4,715

The following table outlines maturities of lease liabilities as of December 31, 2025:

(In thousands)
Undiscounted Cash Flows:
2026	$17,072
2027	12,269
2028	9,354
2029	8,353
2030	7,164
Subsequent to 2030	17,638
Total Undiscounted Cash Flows	$71,850
Less: Imputed interest	(7,518)
Present value	$64,332
Current operating lease liabilities (1)	14,992
Non-current operating lease liabilities	49,340
Total lease liabilities	$64,332
(1)
This item is included in the Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term - operating leases	6 Years
Weighted-average discount rate - operating leases	3.8%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Foreign exchange gains (losses)	$203	$(1,442)	$(3,703)
Investment income	931	1,298	859
Realized and unrealized gains on investments	1,898	3,323	4,314
Net periodic benefit cost	(45)	610	28
Other retirement obligation	483	352	383
Other, net	$3,470	$4,141	$1,881

9. Income Taxes

Income before taxes and provisions for taxes on income for the years ended December 31, 2025, 2024 and 2023, were as follows:

(In thousands)	2025	2024	2023
Income before Taxes
U.S. income	$(4,372)	$7,319	$11,693
Foreign income	64,276	53,120	36,698
Income before income taxes	$59,904	$60,439	$48,391

(In thousands)	2025	2024	2023
Taxes on Income
Current (1)
U.S. federal	$(3,118)	$2,177	$(22,215)
State	23	(482)	(1,188)
Foreign	17,499	18,664	13,287
Other (2)	—	1	—
Total current income tax (benefit) expense	$14,404	$20,360	$(10,116)
Deferred (1)
U.S. federal	$(927)	$(7,248)	$20,268
State	(898)	905	444
Foreign	430	(3,947)	(2,409)
Other (2)	—	(1)	—
Total deferred income tax (benefit) expense	$(1,395)	$(10,291)	$18,303
Total income tax expense
U.S. federal	$(4,045)	$(5,071)	$(1,947)
State	(875)	423	(744)
Foreign	17,929	14,717	10,878
Other (2)	—	—	—
Total income tax expense	$13,009	$10,069	$8,187

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
(2)
These amounts have been reclassified to conform to current period presentation under ASU 2023-09, Income Taxes (Topic 740) Improvement to Income Tax Disclosures.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2025
(In thousands)	Amount	%
U.S. federal statutory tax rate	$12,580	21.0
Effect of cross-border tax laws	(589)	(1.0)
Tax credits	(175)	(0.3)
Nontaxable or nondeductible items
Executive compensation	1,113	1.9
Penalties and interest	(949)	(1.6)
Other	207	0.3
Other	960	1.6
Enactment of new tax laws	—	0.0
State and local income taxes, net of federal income tax effect (1)	(690)	(1.2)
Foreign tax effects
Argentina
Valuation allowance	929	1.6
Other	(50)	(0.1)
Brazil
Foreign rate differential	2,063	3.4
Interest expense deduction on equity	(1,402)	(2.3)
Other	(1,048)	(1.7)
Canada
Repatriation	1,981	3.3
Other	596	1.0
France	836	1.4
Mexico
Goodwill impairment	1,543	2.6
Inflationary adjustment	(743)	(1.2)
Other	(526)	(0.9)
Netherlands	738	1.2
Philippines
Foreign rate differential	(1,094)	(1.8)
Philippine Economic Zone Authority tax holiday	1,513	2.5
Other	420	0.7
Other foreign jurisdictions	820	1.4
Worldwide changes in unrecognized tax benefits	(6,024)	(10.1)
Total income tax provision	$13,009	21.7
(1)
State taxes in Illinois, Pennsylvania, California, Wisconsin and Texas made up the majority (greater than 50%) of the tax effect in this category.

	2024		2023
(In thousands)	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$12,692	21.0	$10,162	21.0
State income tax provision, less applicable federal tax benefit	334	0.6	(588)	(1.2)
Foreign income taxed at different rates	4,556	7.5	1,153	2.4
U.S. taxation of foreign earnings (1)	(159)	(0.3)	1,079	2.2
Unrecognized tax benefits	4,520	7.5	4,090	8.5
Prior years return to provision true-up (2)	(6,795)	(11.2)	(2,424)	(5.0)
Stock based compensation, excess tax benefits	(937)	(1.6)	(1,262)	(2.6)
U.S. tax credits	(5,500)	(9.1)	(4,582)	(9.5)
Non-deductible expenses and other items, net	1,358	2.3	559	1.1
Total income tax provision	$10,069	16.7	$8,187	16.9

(1)
Includes Subpart F activity, a direct inclusion of foreign affiliate(s) income in U.S. taxable income (all years), global intangible low-taxed income (GILTI) for 2023. For 2024, GILTI was zero due to the High Tax Election. 2024 includes a U.S. permanent foreign exchange tax benefit recognized upon repatriation.
(2)
For 2024, amount resulted largely from a fixed asset inflationary tax benefit in Mexico. For 2023, amount resulted from higher federal research credit and lower GILTI.

At December 31, 2025 and 2024, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2025	2024
Deferred Tax Assets:
Pensions	$1,862	$1,467
Deferred revenue	2,243	2,067
Other accruals and reserves	8,961	12,324
Legal and environmental accruals	7,409	7,244
Deferred compensation	7,261	9,361
Bad debt and rebate reserves	4,252	4,950
Net operating loss carryforwards	26,124	7,615
Amortization of intangibles	52,355	52,868
Inventories	6,337	8,004
Tax credit carryforwards	22,786	19,383
Disallowed interest expense carryforwards	—	6,035
	$139,590	$131,318
Deferred Tax Liabilities:
Depreciation	$(100,120)	$(94,012)
Unrealized foreign exchange loss	(3,166)	(3,222)
Other	(3,243)	(2,878)
	$(106,529)	$(100,112)
Valuation Allowance	$(776)	$(764)
Net Deferred Tax Assets	$32,285	$30,442
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	43,735	40,054
Non-current deferred tax liabilities	(11,450)	(9,612)
Net Deferred Tax Assets	$32,285	$30,442

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

In 2025, the Company repatriated $58,495,000 between April and December from its Brazil, European, Singapore and Canada subsidiaries. The Company incurred an incremental tax expense of $2,183,000 as a result of this repatriation. The effect of the adjustment on the 2025 effective tax rate was an increase of approximately 3.6 percent. In 2024, the Company repatriated $54,464,000 between July and December from its Singapore and Canada subsidiaries. The Company incurred an incremental tax expense of $647,000 as a result of this repatriation. The effect of the adjustment on the 2024 effective tax rate was an increase of approximately 1.1 percent. In 2023, the Company repatriated $54,944,000 between July and December from its Netherlands, Singapore and Canada subsidiaries. The Company incurred an incremental tax expense of $397,000 as a result of this repatriation. The effect of the adjustment on the 2023 effective tax rate was an increase of approximately 0.8 percent.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2025. The Company did not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law, which is used to determine tax-free distributions for Canadian tax purposes. In 2024, all Canadian PUC was utilized, and any future distributions would be subject to Canada’s 5.0 percent withholding tax. The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, and one of its Singapore subsidiaries to be indefinitely reinvested in foreign operations. A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2025. As a result of the SPQI manufacturing assets sale, the Company intends to repatriate cash of approximately $7,000,000 as soon as the local tax authorities and other governmental agencies approve. In addition, the Company considers up to $13,000,000 from two of its subsidiaries to not be indefinitely reinvested. As a result, a deferred tax liability of $995,000 was established to reflect the tax impact. The effect of the adjustment on the 2025 effective tax rate was an increase of approximately 1.7 percent. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company had non-U.S. tax loss carryforwards of $19,558,000 (pretax) as of December 31, 2025, and $16,390,000 as of December 31, 2024, that are available for use by the Company between 2026 and 2035. The Company generated a $50,655,000 U.S. tax loss in 2025. This U.S. loss is expected to be utilized in 2027 or 2028.

The Company had tax credit carryforwards of $22,786,000 as of December 31, 2025, and $19,383,000 as of December 31, 2024, that are available for use by the Company between 2026 and 2045. The Company had non-U.S. capital loss carryforwards of $587,000 as of December 31, 2025, and $560,000 as of December 31, 2024. The Company’s capital loss carryforwards do not expire.

As of December 31, 2025 and 2024, the Company had valuation allowances of $776,000 and $764,000, respectively, which were attributable to deferred tax assets in Argentina, Canada, India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2025, 2024 and 2023, unrecognized tax benefits totaled $11,333,000, $17,326,000 and $14,590,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $10,819,000, $16,767,000 and $14,056,000 at December 31, 2025, 2024 and 2023, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months unless certain statute of limitations expire.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2025, the Company recognized net interest and penalty expense of $823,000 compared to $1,261,000 of net interest and penalty expense in 2024 and $435,000 of net interest and penalty expense in 2023. At December 31, 2025, the liability for interest and penalties was $3,062,000 compared to $2,239,000 at December 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2022. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2018 (2015 in one jurisdiction).

During 2025, the Internal Revenue Service settled its audit of the 2016-2020 tax years. The adjustments were related to the disallowance of certain credits for which an uncertain tax position was previously established.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Unrecognized tax benefits, opening balance	$17,326	$14,590	$10,682
Gross increases (decreases) – tax positions in prior period	(1,295)	833	1,891
Gross increases – current period tax positions	505	2,477	2,139
Settlements/State voluntary disclosure	(3,926)	—	(343)
Foreign currency translation	831	(548)	241
Lapse of statute of limitations	(2,108)	(26)	(20)
Unrecognized tax benefits, ending balance	$11,333	$17,326	$14,590

The following table summarizes cash payments of income taxes for 2025:

(In thousands)	2025 (1)
U.S. federal	$(905)
U.S. state and local
Illinois	$(2,014)
Other	(1,208)
Total U.S. state and local	$(3,222)
Foreign
Brazil	$2,962
Canada	(1,120)
China	850
Colombia	642
France	3,958
Germany - Federal	436
Germany - Municipal	457
Netherlands	637
Philippines	743
Singapore	981
U.K.	1,601
Other	479
Total foreign	$12,626
Total	$8,499

For 2024, cash refunds received for income taxes, prior to the adoption of ASU 2023-09, was $12,342,000. For 2023, cash paid for income taxes, prior to the adoption of ASU 2023-09, was $29,558,000.

10. Stockholders’ Equity

At December 31, 2025 and 2024, treasury stock consisted of 4,676,739 and 4,655,798 shares of common stock, respectively. During 2025, no shares of Company common stock were purchased in the open market. In addition, 52,030 shares were surrendered to the Company in connection with the settlement of employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 31,089 shares of treasury stock were distributed to participants under the Company’s deferred compensation plans.

11. Stock-based Compensation

On December 31, 2025, the Company had outstanding stock options, performance shares, RSUs and SARs awarded under its 2011 Incentive Compensation Plan (2011 Plan) and 2022 Equity Incentive Compensation Plan (2022 Plan). Equity incentive awards are granted to Company executives and other key employees. In addition, stock awards are granted to non-employee directors of the Company. As of April 26, 2022, no additional stock options, performance shares, RSUs or SARs may be granted under the 2011 Plan. As of the effective date of the 2022 Plan, 500,000 shares of the Company’s common stock, plus the number of shares that remained available for awards under the 2011 Plan as of April 26, 2022, were available for equity awards under the 2022 Plan. In 2025, an additional 500,000 shares of the Company’s common stock under the 2022 Plan were approved to be available for grant. At December 31, 2025, there were 908,195 shares available for grant under the 2022 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $5,999,000, $5,347,000, and $5,741,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,477,000, $1,323,000, and $1,452,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the award vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The fair value for each SARs award was estimated using the same Black-Scholes valuation model incorporating the same assumptions as for stock options. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option and SARs awards granted in the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31
	2025	2024	2023
Expected dividend yield	1.34%	1.22%	1.19%
Expected volatility	31.80%	30.89%	31.29%
Expected term	6.9 years	6.8 years	7.2 years
Risk-free interest rate	4.09%	4.23%	4.03%

A summary of stock option activity for the year ended December 31, 2025 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2025	338,352	$89.21
Granted	4,364	59.86
Exercised	(2,473)	42.17
Forfeited	(910)	101.39
Outstanding at December 31, 2025	339,333	89.14	3.13	$—
Vested or expected to vest at December 31, 2025	339,333	89.14	3.13	—
Exercisable at December 31, 2025	332,083	89.49	3.01	—

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2025, 2024 and 2023, were $21.20, $32.02, and $38.72, respectively. The total intrinsic values of options exercised during the years ended December 31, 2025, 2024, and 2023 were $43,000, $1,245,000, and $2,364,000, respectively.

As of December 31, 2025, the total unrecognized compensation cost for unvested stock options was $109,000. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2025, 2024, and 2023 was $104,000, $1,112,000, and $2,795,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,000, $811,000, and $330,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

SARs

At December 31, 2025, the Company had stock-settled SARs outstanding. SARs granted prior to 2017 cliff vested after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives Company common stock. For stock-settled SARs, the number of shares equals the excess of the fair market value of a total number of shares/SARs exercised at the date of exercise over the fair market value of a total number of shares/SARs exercised at the date of grant (the exercise price) divided by the fair market value of a share of Company common stock at the date of exercise. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date.

The following is a summary of SARs activity for the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2025	845,019	$96.26
Granted	131,503	58.84
Exercised	(11,920)	41.79
Forfeited	(21,692)	79.08
Outstanding at December 31, 2025	942,910	92.12	4.98	$—

The weighted-average grant-date fair values of SARs granted during the years 2025, 2024 and 2023 were $20.85, $28.68, and $38.98, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

At December 31, 2025, there was $2,602,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.9 years.

Stock Awards

In 2025 and 2024, the Company granted stock awards under the 2022 Plan. The Company grants stock awards to employees in the form of performance shares and RSUs. The majority of the performance shares vest only upon the Company’s achievement of certain levels of financial performance in specified measurement periods as approved by the Human Capital and Compensation Committee of the Board of Directors. The number of shares of the Company’s common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained in the measurement period relative to the targets approved by the Human Capital and Compensation Committee. The fair value of performance shares equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If during the measurement period certain threshold performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. The remainder of the performance shares vest upon the Company’s common stock price reaching certain targets as approved by the Human Capital and Compensation Committee of the Board of Directors. The fair value of performance shares was estimated on the grant date using the Monte Carlo valuation model used for market based performance conditions and incorporated such assumptions as expected volatility of the Company’s stock price, risk-free rate for U.S Treasury strips and dividend yield for the Company’s cash dividends. Compensation expenses will be accrued regardless of whether the stock price hurdles are ultimately achieved or not unless requisite service period is not rendered. If requisite service is not rendered, accrued compensation expenses will be reversed. The RSUs have no performance conditions associated with their vesting and vest after the period of service established for the given grant. In addition, the Company grants stock awards that have no performance or service conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2025, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2025	74,805	$79.09
Granted	158,718	56.98
Vested	(27,852)	89.52
Forfeited/modified due to change of assumptions	(45,525)	59.18
Unvested at December 31, 2025	160,146	61.03

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2025, 2024 and 2023, were $56.98, $78.97, and $104.96, respectively. As of December 31, 2025, under the Company’s current assumption as to the number of shares of stock awards that will vest at the measurement periods ended December 31, 2026, 2027 and 2028, there was $6,838,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 2.0 years.

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

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $2,155,000 expense in 2025 and 2024 and $4,371,000 expense in 2023. The Company’s deferred compensation liability was $23,166,000 and $31,171,000 at December 31, 2025 and 2024, respectively.

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

Obligations and Funded Status at December 31

	United States		United Kingdom
(In thousands)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$126,335	$131,783	$12,400	$13,750
Interest cost	6,800	6,605	700	647
Actuarial (income) loss	1,332	(2,251)	(170)	(1,071)
Benefits paid	(9,798)	(9,802)	(755)	(714)
Foreign exchange impact	—	—	947	(212)
Benefit obligation at end of year	$124,669	$126,335	$13,122	$12,400

	United States		United Kingdom
(In thousands)	2025	2024	2025	2024
Change in plan assets
Fair value of plan assets at beginning of year	$126,888	$137,985	$14,175	$16,091
Actual return on plan assets	7,956	(1,520)	763	(961)
Employer contributions	170	225	—	—
Benefits paid	(9,798)	(9,802)	(755)	(714)
Foreign exchange impact	—	—	1,089	(241)
Fair value of plan assets at end of year	$125,216	$126,888	$15,272	$14,175

Over funded status at end of year	$547	$553	$2,150	$1,775

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2025	2024	2025	2024
Non-current assets	$1,945	$5,924	$2,150	$1,775
Current liability	(145)	(167)	—	—
Non-current liability	(1,253)	(5,204)	—	—
Net amount recognized	$547	$553	$2,150	$1,775

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

	United States		United Kingdom
(In thousands)	2025	2024	2025	2024
Net actuarial loss	$29,976	$28,515	$5,778	$6,283

Below is information for pension plan with projected benefit obligations in excess of plan assets at December 31, 2025 and December 31, 2024.

	United States
(In thousands)	2025	2024
Projected benefit obligation	$—	$101,379
Accumulated benefit obligation	$—	101,379
Fair value of plan assets	$—	97,595

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2025, 2024 and 2023, were as follows:

	United States			United Kingdom
(In thousands)	2025	2024	2023	2025	2024	2023
Interest cost	$6,800	$6,605	$6,949	$700	$647	$669
Expected return on plan assets	(8,009)	(8,479)	(8,533)	(811)	(735)	(695)
Amortization of net actuarial (gain) loss	(76)	(12)	(23)	383	324	334
Net periodic benefit cost	$(1,285)	$(1,886)	$(1,607)	$272	$236	$308

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2025, 2024 and 2023, were as follows:

	United States			United Kingdom
(In thousands)	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$1,385	$7,748	$1,930	$(122)	$618	$135
Amortization of net actuarial gain (loss)	76	12	23	(383)	(324)	(334)
Total recognized in other comprehensive income	$1,461	$7,760	$1,953	$(505)	$294	$(199)
Total recognized in net periodic benefit cost and other comprehensive income	$176	$5,874	$346	$(233)	$530	$109

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2026	$10,020	$710
2027	10,089	738
2028	10,137	776
2029	10,169	798
2030	10,169	826
2031-2035	48,930	4,719

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2025	2024	2025	2024
Discount rate	5.60%	5.60%	5.60%	5.50%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2025	2024	2023	2025	2024	2023
Discount rate	5.50%	5.20%	5.50%	5.50%	4.80%	5.00%
Expected long-term return on plan assets	5.50%	5.50%	5.50%	5.55%	4.64%	4.47%

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

Investment Strategies and Policies

U.S. Plans

During 2025, the plan maintained an asset allocation structure of approximately 81 percent duration-matching bonds, 16 percent equity and three percent money market funds. Plan equity assets (other than Stepan Company stock) are invested using domestic and foreign exchange traded funds (ETFs) to achieve diversification amongst a relatively small asset pool. An investment management firm monitors the ETFs and also monitors and manages the overall asset allocation and compliance with the Investment Policy Statement. The fixed income manager seeks to reduce the volatility of the plan’s funded status by matching the duration with the plan’s liability while seeking to improve returns through security selection, sector allocation and yield curve management.

Risk is diversified among multiple asset categories. The investment management firm recommends asset allocations based on the time horizon available for investment, funded status, the nature of the plan cash flows and liabilities and other factors. The asset allocation targets are approved by the Company’s Plan Committee.

Available investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The allocation for equities, excluding Company stock, is approximately 13 percent and the total equity target is 20 percent, including allocation to the Company’s common stock.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage-backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. A small percentage of the fixed income assets may be in debt securities that are below investment grade. The pension allocation for fixed income is 78 percent. The fixed income portfolio has a duration similar to the plan’s liability stream and is designed to perform consistent with the movement of the plan’s liabilities.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 25,577 shares of the Company’s common stock to the Company’s employee stock ownership plan (ESOP) trust in 2025. In 2024, the plans sold 14,439 shares to the Company’s ESOP trust on February 22, 2024. In 2023, the plans sold 38,542 shares to the Company’s ESOP trust on February 15, 2023.

The target allocation for cash is two percent of plan assets.

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Although there are no formal target allocations for the plan assets, the overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2025, the actual pension asset allocation was 13 percent equities, one percent real estate, 75 percent bonds, four percent insurance contracts, and seven percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2025 and 2024, by asset category, were as follows:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$12,735	$—	$—	$12,735
Equity Securities
U.S. Equities	16,256	—	—	16,256
Non-U.S. Equities	—	—	—	—
Employer Securities	4,274	—	—	4,274
Total Equities	20,530	—	—	20,530
Fixed Income Securities
U.S. Corporate Bonds	—	62,029	—	62,029
U.S. Government and Agency Bonds	23,975	938	—	24,913
Other Bonds	—	5,009	—	5,009
Total Fixed Income	23,975	67,976	—	91,951
Total	$57,240	$67,976	$—	$125,216

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$8,416	$—	$—	$8,416
Equity Securities
U.S. Equities	16,010	—	—	16,010
Non-U.S. Equities	—	—	—	—
Employer Securities	7,493	—	—	7,493
Total Equities	23,503	—	—	23,503
Fixed Income Securities
U.S. Corporate Bonds	—	46,114	—	46,114
U.S. Government and Agency Bonds	38,789	3,218	—	42,007
Other Bonds	—	6,848	—	6,848
Total Fixed Income	38,789	56,180	—	94,969
Total	$70,708	$56,180	$—	$126,888

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

Level 3 – no investments held during 2025 or 2024 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2025 and 2024, by asset category, were as follows:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$1,145	$—	$1,145
Equity Securities
Pooled Pension Funds	—	1,958	—	1,958
Fixed Income
Pooled Pension Funds	—	11,505	—	11,505
Real Estate
Pooled Pension Funds	—	82	—	82
Insurance Contracts	—	—	582	582
Total	$—	$14,690	$582	$15,272

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$941	$—	$941
Equity Securities
Pooled Pension Funds	—	1,691	—	1,691
Fixed Income
Pooled Pension Funds	—	10,825	—	10,825
Real Estate
Pooled Pension Funds	—	85	—	85
Insurance Contracts	—	—	633	633
Total	$—	$13,542	$633	$14,175

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2025 and 2024:

(In thousands)	Insurance Contracts
Fair value, December 31, 2023	$760
Sale proceeds (benefit payments)	(129)
Change in unrealized gain	13
Foreign exchange impact	(11)
Fair value, December 31, 2024	$633
Sale proceeds (benefit payments)	(137)
Change in unrealized gain	40
Foreign exchange impact	46
Fair value, December 31, 2025	$582

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 5.50 percent that was used to develop the 2025 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.24 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.86 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors, including forecasts relating to inflation, Gross Domestic Product, and the Fed Funds Target Rate.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 1.8 percent added to the risk-free rate. Cash is assumed to have a long-term return of 3.8 percent.

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company did not make any 2025 contributions to the funded U.S. qualified defined benefit plans and made $170,000 contribution to the unfunded non-qualified U.S pension plans. In 2026, the Company expects to contribute $910,000 to the U.S. qualified defined benefit plans and $145,000 to the U.S. unfunded non-qualified pension plans. The Company does not expect to make any contributions to the U.K. defined benefit plan in 2026.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (ESOP), and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2023, 2024 and 2025, profit sharing contributions for U.S. employees were made to the ESOP trust. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2025	2024	2023
Retirement contributions	$9,014	$8,633	$8,930
Profit sharing contributions	2,426	1,720	2,019
Total	$11,440	$10,353	$10,949

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets decline. At December 31, 2025, and December 31, 2024, the trust asset balances and the supplemental plan liability balances were $276,000 and $472,000, respectively.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $138,000, $298,000 and $480,000, respectively, of statutory profit sharing expense that is included in the table above.

In all Company locations, approximately 85 percent of union and non-union employees are eligible for either the Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2025	2024
Accrued payroll and benefits	$46,387	$46,316
Accrued customer rebates	19,890	18,757
Other accrued liabilities	52,759	52,367
Total accrued liabilities	$119,036	$117,440

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2025	2024
Deferred revenue	$2,216	$4,431
Environmental and legal matters	8,332	8,548
Deferred compensation liability	11,327	19,332
Pension liability	3,430	8,507
Other non-current liabilities	20,128	25,226
Total other non-current liabilities	$45,433	$66,044

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of December 31, 2025, the Company estimated a range of possible environmental losses and legal losses of $19,272,000 to $45,998,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,272,000 at December 31, 2025 and $19,952,000 at December 31, 2024. In the second quarter of 2025, the Company accrued an additional $1,754,000 for remediation expenses at the Company’s Elwood, Illinois (Millsdale) facility due to a change in the scope of planned remediation activities. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $4,646,000 and $7,028,000 for the years ended December 31, 2025 and 2024, respectively.

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

Following are summaries of the Company’s major contingencies at December 31, 2025:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,277,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2025. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. As of December 31, 2025, the Company recovered $1,000,000 of the USEPA penalty from third parties.

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

The following is segment data for the three years ended December 31, 2025, 2024 and 2023 and reconciliations of segment data to the consolidated financial statements and non-GAAP measures:

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2025
Net Sales	$1,665,983	$584,477	$81,654	$2,332,114
Cost of Sales (1)	1,497,333	512,872	52,646	2,062,851
Operating Expenses (2)	101,292	28,340	3,368	133,000
Operating Income	$67,358	$43,265	$25,640	$136,263
Unallocated Corporate Expenses (3)	—	—	—	(57,714)
Consolidated Operating Income				$78,549

Segment Assets	$1,630,551	$536,748	$82,300	$2,249,599
Unallocated Assets (4)	—	—	—	108,103
Consolidated Assets				$2,357,702

Segment Capital Expenditures	$88,676	$30,528	$5,514	$124,718
Unallocated Capital Expenditures (5)	—	—	—	(2,204)
Consolidated Capital Expenditures				$122,514

Segment Depreciation and Amortization	$85,655	$33,103	$5,902	$124,660
Unallocated Depreciation and Amortization (6)	—	—	—	1,381
Consolidated Depreciation and Amortization				$126,041

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2024
Net Sales	$1,532,115	$584,905	$63,254	$2,180,274
Cost of Sales (1)	1,352,022	516,902	39,219	1,908,143
Operating Expenses (2)	94,475	27,380	3,127	124,982
Operating Income	$85,618	$40,623	$20,908	$147,149
Unallocated Corporate Expenses (3)	—	—	—	(76,669)
Consolidated Operating Income				$70,480

Segment Assets	$1,578,689	$523,192	$70,898	$2,172,779
Unallocated Assets (4)	—	—	—	131,869
Consolidated Assets				$2,304,648

Segment Capital Expenditures	$90,766	$25,827	$3,992	$120,585
Unallocated Capital Expenditures (5)	—	—	—	2,191
Consolidated Capital Expenditures				$122,776

Segment Depreciation and Amortization	$72,028	$32,417	$5,949	$110,394
Unallocated Depreciation and Amortization (6)	—	—	—	1,803
Consolidated Depreciation and Amortization				$112,197

(In thousands)	Surfactants	Polymers	Specialty Products	Total
2023
Net Sales	$1,602,819	$642,471	$80,478	$2,325,768
Cost of Sales (1)	1,431,462	553,590	65,443	2,050,495
Operating Expenses (2)	98,958	28,111	3,559	130,628
Operating Income	$72,399	$60,770	$11,476	$144,645
Unallocated Corporate Expenses (3)	—	—	—	(86,032)
Consolidated Operating Income				$58,613

Segment Assets	$1,586,148	$537,193	$70,508	$2,193,849
Unallocated Assets (4)	—	—	—	169,505
Consolidated Assets				$2,363,354

Segment Capital Expenditures	$231,341	$19,971	$9,310	$260,622
Unallocated Capital Expenditures (5)	—	—	—	(287)
Consolidated Capital Expenditures				$260,335

Segment Depreciation and Amortization	$64,377	$32,426	$5,789	$102,592
Unallocated Depreciation and Amortization (6)	—	—	—	2,746
Consolidated Depreciation and Amortization				$105,338

(1)
Cost of sales is comprised of raw material costs (including freight and handling expenses to deliver the raw materials), manufacturing plant labor expenses and various manufacturing overhead expenses, such as utilities, maintenance, operating supplies, amortization and manufacturing asset depreciation expenses, warehouse and rail car expenses that can be allocated to reportable segments. For more details about items included in Cost of sales line item on the Consolidated Statements of Income, see Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(2)
Operating expenses allocated to reportable segments are comprised of selling, administrative and research and development expenses. The CODM uses operating expenses balances in their aggregate to analyze the performance of each reportable segment. For more details about items included in Operating expenses line items on the Consolidated Statements of Income, see Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(3)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources and information technology), environmental remediation expenses, deferred compensation, business restructuring, assets and goodwill impairment expenses and gain on sales of assets that are not included in segment operating income and not used to evaluate segment performance. For more details about items included in unallocated corporate expenses, see Note 22, Business Restructuring and Assets Impairment and Note 20, Sales of Assets of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K).
(4)
Unallocated assets primarily include assets at the Company’s headquarters.
(5)
Unallocated capital expenditures primarily include capital expenditures related to the Company’s headquarters.
(6)
Unallocated depreciation and amortization primarily includes depreciation related to the Company’s headquarters.

Below is certain Company-wide geographic data for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Net sales (1)
United States	$1,299,993	$1,202,822	$1,312,866
France	211,452	173,165	202,038
Poland	148,942	162,118	171,889
United Kingdom	169,909	175,044	174,574
Brazil	156,239	135,341	124,661
Mexico	164,012	150,491	144,163
All other countries	181,567	181,293	195,577
Total	$2,332,114	$2,180,274	$2,325,768

Long-lived assets (2)
United States	$1,028,791	$1,026,637	$1,007,337
Netherlands	89,469	77,628	80,335
Germany	39,275	36,768	41,878
Singapore	12,778	15,244	17,617
Brazil	34,061	30,484	39,512
China	21,852	22,841	25,704
United Kingdom	31,220	30,730	33,857
Mexico	59,385	57,485	73,449
All other countries	34,892	34,678	36,989
Total	$1,351,723	$1,332,495	$1,356,678

(1)
Net sales are attributed to countries based on the location of the Company legal entity making the sale.
(2)
Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

(In thousands, except per share amounts)	2025	2024	2023
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$46,895	$50,370	$40,204
Weighted-average number of shares outstanding	22,872	22,832	22,777
Basic earnings per share	$2.05	$2.21	$1.77
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$46,895	$50,370	$40,204
Weighted-average number of shares outstanding	22,872	22,832	22,777
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	7	32	66
Add weighted-average net shares related to unvested stock awards (under treasury share method)	5	6	3
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	5	37	67
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	1	24	33
Weighted-average shares applicable to diluted earnings	22,890	22,931	22,946
Diluted earnings per share	$2.05	$2.20	$1.75
(1)
Options/SARs to purchase 1,208,928, 888,726 and 672,485 shares of the Company’s common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively. The options’/SARs’ exercise prices were greater than the average market price for the Company’s common stock and inclusion of the instruments would have had an antidilutive effect on the computations of earnings per share.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2022	$(156,835)	$(19,079)	$8,402	$(167,512)
Other comprehensive income (loss) before reclassifications	40,423	(1,630)	(2,174)	36,619
Amounts reclassified from AOCI	—	301	(10)	291
Net current period other comprehensive income (loss)	40,423	(1,329)	(2,184)	36,910
Balance at December 31, 2023	$(116,412)	$(20,408)	$6,218	$(130,602)
Other comprehensive income (loss) before reclassifications	(59,390)	(5,888)	(1,249)	(66,527)
Amounts reclassified from AOCI	—	300	(9)	291
Net current period other comprehensive income (loss)	(59,390)	(5,588)	(1,258)	(66,236)
Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive loss before reclassifications	61,820	(1,250)	(2,960)	57,610
Amounts reclassified from AOCI	—	264	(10)	254
Net current period other comprehensive income (loss)	61,820	(986)	(2,970)	57,864
Balance at December 31, 2025	$(113,982)	$(26,982)	$1,990	$(138,974)

Amounts reclassified out of AOCI for the three years ended December 31, 2025, 2024 and 2023, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)	2025	2024	2023	Affected Line Item in Consolidated Statements of Income
Amortization of defined pension items:
Prior service cost	$(14)	$(10)	$(10)
Actuarial loss	(342)	(396)	(392)
	$(356)	(406)	(402)	Total before tax (2)
	92	106	101	Tax benefit
	$(264)	$(300)	$(301)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	$10	$9	$10	Cost of sales
	10	9	10	Total before tax
	—	—	—	Tax benefit
	$10	$9	$10	Net of tax
Total reclassifications for the period	$(254)	$(291)	$(291)	Net of tax
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

20. Sales of Assets

On May 27, 2025 Stepan Company announced that its subsidiary, Stepan Philippines Quaternaries, Inc. (SPQI), entered into an agreement to sell SPQI's manufacturing assets located in Bauan, Batangas, Philippines to Masurf, Inc., a subsidiary of Musim Mas Holdings Pte. Ltd. During the second and third quarters of 2025, the asset disposal group was presented on the line items Assets held for sale and Liabilities held for sales on the Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2025. On November 20, 2025 the Company announced that its subsidiary, SPQI, had successfully closed the sale of SPQI's manufacturing assets. As part of the transaction, SPQI entered into a tolling agreement with Masurf, Inc. to continue to serve its customers in Southeast Asia and support growth opportunities in this region. The Company sold these assets for $11,500,000. The asset disposal group was mostly comprised of $3,753,000 in property, plant and equipment (net) and $1,707,000 in prepaid assets, mostly supplies and parts. The Company recognized a $5,144,000 of pre-tax gain on the sale of assets. The gain was not included in Segment operating results and is recorded on the Gain on sales of assets line of the Consolidated Statements of Income for the year ended December 31, 2025. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

In December 2025, the Company announced that it sold its assets located in Lake Providence, Louisiana. The Company sold these assets (Lake Providence plant site) for $15,087,000 and recognized a $10,751,000 pre-tax gain. The assets disposal group was mostly comprised of $3,500,000 of property, plant and equipment. The gain was not included in Segment operating results and is recorded on the Gain on sales of assets line of the Consolidated Statements of Income for the year ended December 31, 2025. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Transactions listed above were the result of the Company’s ongoing optimization efforts and focus on core growth opportunities.

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

As of December 31, 2025, the Company had $218,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $689,000 of revenue in 2025 from pre-existing contract liabilities at December 31, 2024.

In addition, during 2020 the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. On December 31, 2025, $2,216,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue will be recognized over the period of the contract and $6,277,000 of revenue has been recognized from the beginning of the contract term through December 31, 2025.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2025, 2024 and 2023. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$954,055	$314,474	$68,542	$1,337,071
Europe	306,994	223,317	12,510	542,821
Latin America	357,053	842	602	358,497
Asia	47,881	45,844	—	93,725
Total	$1,665,983	$584,477	$81,654	$2,332,114

	2024
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$894,105	$289,777	$55,723	1,239,605
Europe	263,841	246,529	7,155	517,525
Latin America	319,438	1,279	376	321,093
Asia	54,731	47,320	—	102,051
Total	$1,532,115	$584,905	$63,254	$2,180,274

	2023
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$949,218	$338,979	$66,802	1,354,999
Europe	289,010	259,491	13,414	561,915
Latin America	304,870	1,112	262	306,244
Asia	59,721	42,889	—	102,610
Total	$1,602,819	$642,471	$80,478	$2,325,768

22. Business Restructuring and Assets Impairment

2023 Restructuring

During the third quarter of 2023 the Company recorded a $5,530,000 restructuring reserve associated with a voluntary early retirement program. This program was offered to eligible employees at the Company’s corporate headquarters and global technology center to reduce costs. During the fourth quarter of 2023, the Company recognized an additional $2,883,000 of restructuring expense associated with workforce productivity measures to reduce costs. In addition, the Company also recognized $3,164,000 of asset impairment charges in the fourth quarter of 2023. These asset impairment charges primarily relate to assets that are no longer in use and to the write-off of engineering and design costs associated with projects the Company no longer deems viable. All of the restructuring charges described above were excluded from Segment operating results and are recorded on the Business restructuring and assets impairment line item of the Consolidated Statements of Income for the year ended December 31, 2023. Payments during 2024 and 2025 related to the restructuring were immaterial, and no additional payments are expected. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

2016 Restructuring

During 2016, the Company shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment. The Company recognized restructuring expenses of $391,000 in 2023. The restructuring charges described above were excluded from Segment operating results and are recorded on the Business restructuring and assets impairment line item of the Consolidated Statements of Income for the year ended December 31, 2023. The Company does not expect any additional restructuring expenses related to Longford Mills. See Note 17, Segment Reporting, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

23. Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $18,143,000, $17,275,000, and $16,222,000 that were unpaid at December 31, 2025, 2024 and 2023, respectively. Noncash financing activities included 142,268 shares of the Company’s common stock (valued at $8,297,000), 124,379 shares of the Company’s common stock (valued at $11,011,000) and 103,745 shares of the Company’s common stock (valued at $10,916,000) issued in connection with the Company’s equity incentive compensation plan in 2025, 2024 and 2023, respectively.

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

25. Subsequent Event

During February 2026, the Company’s Board of Directors approved plans to shut down the Company’s Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. All of these assets relate to the Surfactant reportable segment. The Company plans to consolidate operations impacted into the Company’s existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. Total restructuring expenses related to these asset shutdowns are expected to approximate $70,000,000 to $80,000,000 in 2026. Restructuring costs will include asset write-downs, decommissioning costs and other related expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2025, the Company’s internal controls over financial reporting were effective based on those criteria.

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
Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Stepan Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

February 26, 2026

d.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors

All information required by this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held April 28, 2026 (the “2026 Proxy Statement”) and is incorporated by reference herein.*

(b)
Executive Officers

See “Information About our Executive Officers” in Part I above for identification of the Company’s executive officers. All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

(c)
Delinquent Section 16(a) Reports

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

(d)
Audit Committee Financial Expert

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

(e)
Code of Conduct

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

(f)
Insider Trading Policy

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

All information required by this Item will be included in the 2026 Proxy Statement and is incorporated by reference herein.

* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in the 2026 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.

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
10.11+

Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference)

10.12+

Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference)

10.13+

Second Amendment to the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-4462), and incorporated herein by reference)

10.14+

Performance Award Deferred Compensation Plan (Effective January 1, 2008) (filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 001-4462), and incorporated herein by reference)

10.15+

Stepan Company Directors Deferred Compensation Plan amended and restated as of January 1, 2012 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-4462), and incorporated herein by reference)

10.16+

Management Incentive Plan (As Amended and Restated Effective January 1, 2025) (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

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

Exhibit No.	Description

10.27

Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.28

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.29

First Amendment, dated as of September 29, 2023, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021 by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.30

Second Amendment, dated as of August 27, 2024, to the Note Purchase and Private Shelf Agreement dated as of June 10, 2021, by and among Stepan Company, PGIM, Inc. and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 001-4462), and incorporated herein by reference)

10.31

Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.32

Subsidiary Guaranty dated as of June 10, 2021, by and between Stepan Specialty Products, LLC and Stepan Surfactants Holdings, LLC relating to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-4462), and incorporated herein by reference)

10.33

First Amendment, dated as of September 29, 2023, to the Note Purchase and Master Note Agreement dated as of June 10, 2021 by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.34

Second Amendment, dated as of August 27, 2024, to the Note Purchase and Master Note Agreement dated as of June 10, 2021, by and among Stepan Company, NYL Investors LLC and the purchasers thereto (filed with the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 001-4462), and incorporated herein by reference)

10.35

Credit Agreement, dated as of June 24, 2022, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on June 27, 2022 (File No. 001-04462), and incorporated herein by reference)

10.36

Amendment No. 1 to Credit Agreement, dated as of September 29, 2023, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed with the Company’s Current Report on Form 8-K filed on September 29, 2023 (File No. 001-4462) and incorporated herein by reference)

10.37+

Performance Shares Agreement, dated January 10, 2025, between Luis E. Rojo and Stepan Company (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

10.38+

Restricted Stock Units Agreement, dated January 10, 2025, between Luis E. Rojo and Stepan Company (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

10.39+

Restricted Stock Units Agreement, dated December 16, 2024, between Robert J. Haire, Jr. and Stepan Company (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

Exhibit No.	Description
10.40+

Retention Award Letter, dated January 21, 2025, between Robert J. Haire, Jr. and Stepan Company (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

10.41+

Stepan Company 2022 Equity Compensation Plan (As Amended and Restated Effective April 29, 2025) (filed with the Company’s Current Report on Form 8-K filed on May 5, 2025 (File No. 001-4462), and incorporated herein by reference)

10.42+	Stepan Company Key Executive Severance Benefit Plan (filed with the Company’s Current Report on Form 8-K filed on November 28, 2025 (File No. 001-4462), and incorporated herein by reference)

19	Insider Trading Policy (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-4462), and incorporated herein by reference)

21*	Subsidiaries of the Registrant at December 31, 2025

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-4462), and incorporated herein by reference)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Ruben D. Velasquez
Ruben D. Velasquez Vice President and Chief Financial Officer

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Director	February 26, 2026
F. Quinn Stepan, Jr.

/s/ Luis E. Rojo	President and Chief Executive Officer and Director	February 26, 2026
Luis E. Rojo	(Principal Executive Officer)

/s/ Ruben D. Velasquez	Vice President and Chief Financial Officer	February 26, 2026
Ruben D. Velasquez	(Principal Financial and Accounting Officer)

/s/ Lorinda A. Burgess	Director	February 26, 2026
Lorinda A. Burgess

/s/ Randall S. Dearth	Director	February 26, 2026
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 26, 2026
Joaquin Delgado

/s/ Susan M. Lewis	Director	February 26, 2026
Susan M. Lewis

/s/ Jan Stern Reed	Director	February 26, 2026
Jan Stern Reed

/s/ Corning Painter	Director	February 26, 2026
Corning Painter

Ruben D. Velasquez, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 26, 2026	/s/ Ruben D. Velasquez
Ruben D. Velasquez