Form 10-Q
period 2026-03-31
STEPAN CO
filed 2026-05-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $1 par value	22,713,323 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31,
	2026	2025
Net Sales	$604,509	$593,255
Cost of Sales	539,658	517,792
Gross Profit	64,851	75,463
Operating Expenses:
Selling	12,166	12,108
Administrative	21,313	21,414
Research, development and technical services	14,993	14,649
Deferred compensation (income) expense	562	(996)
	49,034	47,175
Business restructuring (Note 16)	65,439	—
Operating Income (Loss)	(49,622)	28,288
Other Income (Expense):
Interest, net	(5,011)	(4,126)
Other, net (Note 15)	144	502
	(4,867)	(3,624)

Income (Loss) Before Provision for Income Taxes	(54,489)	24,664
Provision for Income Taxes	(13,083)	4,953
Net Income (Loss)	(41,406)	19,711

Net Income (Loss) Per Common Share (Note 10):
Basic	$(1.81)	$0.86
Diluted	$(1.81)	$0.86

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,888	22,867
Diluted	22,888	22,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$(41,406)	$19,711
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	262	21,609
Defined benefit pension adjustments, net of tax (Note 11)	145	55
Derivative instrument activity, net of tax (Note 11)	(105)	(1,114)
Total Other Comprehensive Income	302	20,550
Comprehensive Income (Loss)	$(41,104)	$40,261

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$140,775	$132,688
Receivables, net	433,694	387,959
Inventories (Note 6)	289,020	298,827
Other current assets	42,749	39,485
Total current assets	906,238	858,959
Property, Plant and Equipment:
Cost	2,744,684	2,787,036
Less: Accumulated depreciation	(1,596,520)	(1,567,409)
Property, plant and equipment, net	1,148,164	1,219,627
Goodwill, net	92,260	92,570
Other intangible assets, net	37,671	39,526
Long-term investments (Note 3)	13,287	21,270
Operating lease assets (Note 7)	59,474	62,494
Other non-current assets	76,243	63,256
Total assets	$2,333,337	$2,357,702
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$323,310	$285,735
Accounts payable	285,699	261,723
Accrued liabilities	111,444	119,036
Total current liabilities	720,453	666,494
Deferred income taxes	11,052	11,450
Long-term debt, less current maturities (Note 14)	328,415	340,975
Non-current operating lease liabilities (Note 7)	47,086	49,340
Other non-current liabilities	33,307	45,433
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,446,721 issued shares in 2026 and 27,301,177 issued shares in 2025	27,447	27,301
Additional paid-in capital	262,200	259,820
Accumulated other comprehensive loss (Note 11)	(138,672)	(138,974)
Retained earnings	1,235,383	1,285,752
Less: Common treasury stock, at cost, 4,735,238 shares in 2026 and 4,676,739 shares in 2025	(193,334)	(189,889)
Total equity	1,193,024	1,244,010
Total liabilities and equity	$2,333,337	$2,357,702

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(41,406)	$19,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,947	29,270
Deferred compensation (income) expense	562	(996)
Realized and unrealized loss on long-term investments	114	493
Stock-based compensation	1,503	1,382
Deferred income taxes	(12,333)	990
Business restructuring	64,844	—
Other non-cash items	156	125
Changes in assets and liabilities:
Receivables, net	(46,188)	(40,348)
Inventories	10,613	(16,892)
Other current assets	(4,129)	(11,070)
Accounts payable and accrued liabilities	10,191	27,361
Pension liabilities	(28)	(268)
Environmental and legal liabilities	554	(2,076)
Deferred revenues	(466)	(740)
Net Cash Provided By Operating Activities	16,934	6,942
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(30,888)	(32,748)
Other, net	7,978	6,337
Net Cash Used In Investing Activities	(22,910)	(26,411)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	35,700	33,800
Other debt repayments	(10,714)	—
Dividends paid	(8,963)	(8,684)
Stock option exercises	294	82
Other, net	(2,715)	(2,437)
Net Cash Provided By Financing Activities	13,602	22,761
Effect of Exchange Rate Changes on Cash	461	4,535
Net Increase in Cash and Cash Equivalents	8,087	7,827
Cash and Cash Equivalents at Beginning of Period	132,688	99,665
Cash and Cash Equivalents at End of Period	$140,775	$107,492
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$5,257	$3,974
Cash payments of interest	$6,000	$6,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three months ended March 31, 2026 and 2025:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2025	$1,244,010	$27,301	$259,820	$(189,889)	$(138,974)	$1,285,752

Issuance of 6,694 shares of common stock under incentive compensation plan	294	7	287	—	—	—

Stock-based and deferred compensation	(1,213)	139	2,093	(3,445)	—	—

Net income (loss)	(41,406)	—	—	—	—	(41,406)

Other comprehensive income	302	—	—	—	302	—

Cash dividends paid:
Common stock ($0.395 per share)	(8,963)	—	—	—	—	(8,963)
Balance, March 31, 2026	$1,193,024	$27,447	$262,200	$(193,334)	$(138,672)	$1,235,383

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 1,943 shares of common stock under incentive compensation plan	82	2	80	—	—	—

Stock-based and deferred compensation	(1,055)	95	507	(1,657)	—	—

Net income	19,711	—	—	—	—	19,711

Other comprehensive income	20,550	—	—	—	20,550	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,684)	—	—	—	—	(8,684)
Balance, March 31, 2025	$1,200,538	$27,253	$254,366	$(189,706)	$(176,288)	$1,284,913

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $18,527,000 and $13,807,000 at March 31, 2026 and December 31, 2025, respectively.

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

The Company's fair value measurements for debt fall in Level 2 of the fair value hierarchy. At March 31, 2026, and December 31, 2025, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $246,000 and $275,000 as of March 31, 2026 and December 31, 2025, respectively):

(In thousands)	March 31, 2026	December 31, 2025
Fair value	$639,782	$619,027
Carrying value	651,971	626,985

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2026, and December 31, 2025, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 31, 2026	Level 1	Level 2	Level 3
Mutual fund assets	$13,287	$13,287	$—	$—
Derivative assets:
Interest rate contracts	1,871	—	1,871	—
Foreign currency contracts	439	—	439	—
Total assets at fair value	$15,597	$13,287	$2,310	$—
Derivative liabilities:
Foreign currency contracts	$1,026	$—	$1,026	$—

(In thousands)	December 31, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$21,270	$21,270	$—	$—
Derivative assets:
Interest rate contracts	1,974	—	1,974	—
Foreign currency contracts	423	—	423	—
Total assets at fair value	$23,667	$21,270	$2,397	$—
Derivative liabilities:
Foreign currency contracts	$340	$—	$340	$—

4.
DERIVATIVE INSTRUMENTS

At March 31, 2026, and December 31, 2025, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $45,805,000 and $57,755,000, respectively. All forward foreign exchange contracts at March 31, 2026 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At March 31, 2026, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on March 31, 2026, and December 31, 2025, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three months ended March 31, 2026 and 2025, were immaterial. For amounts reclassified out of AOCI into earnings for the three months ended March 31, 2026 and 2025, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended March 31,
2026	2025
$1,503	$1,382

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Stock options	$156	$109
Performance shares and RSUs	13,907	6,838
SARs	4,152	2,602

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2026.

The Company granted the following awards in the first three months of 2026:

Shares
Stock options	3,936
Performance shares (at target) and RSUs	202,174
SARs	138,815

The unrecognized compensation costs at March 31, 2026, are expected to be recognized over weighted-average periods of 2.2 years for stock options, 2.4 years for performance shares and RSUs and 2.3 years for SARs.

6.
INVENTORIES

The composition of inventories at March 31, 2026, and December 31, 2025, was as follows:

(In thousands)	March 31, 2026	December 31, 2025
Finished goods	$201,699	$220,094
Raw materials	87,321	78,733
Total inventories	$289,020	$298,827

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended March 31,
	2026	2025
Lease Cost
Operating lease cost	$4,622	$4,762
Short-term lease cost	2,702	2,518
Variable lease cost	341	375
Total lease cost	$7,665	$7,655
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,575	$4,776
Right-of-use assets obtained in exchange for new operating lease liabilities	316	222

The following table outlines the maturities of lease liabilities as of March 31, 2026.

(In thousands)
Undiscounted Cash Flows:
2026 (excluding the three months ended March 31, 2026)	$12,736
2027	12,695
2028	9,637
2029	8,513
2030	7,166
Subsequent to 2030	17,619
Total Undiscounted Cash Flows	$68,366
Less: Imputed interest	(7,009)
Present value	$61,357
Current operating lease liabilities (1)	14,271
Non-current operating lease liabilities	47,086
Total lease liabilities	$61,357
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	6 Years
Weighted-average discount rate-operating leases	3.8%

As of March 31, 2026, the Company had a railcars lease, valued at approximately $356,000, that had not commenced. The lease will commence during the second quarter of 2026 with a lease term of five years.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2026, the Company estimated a range of possible environmental losses and legal losses of $19,825,000 to $46,376,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,825,000 at March 31, 2026 and $19,272,000 at December 31, 2025. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $301,000 and $2,576,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Following are summaries of the Company’s major contingencies at March 31, 2026:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,379,000 for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2026. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Millsdale Site

On March 26, 2024, the Company received a Notice and Finding of Violation from the USEPA alleging violations of air regulations at the Company’s Elwood, Illinois (Millsdale) facility. The notice alleges violations related to operating parameters and air emission requirements. The alleged violations may result in a range of possible penalties, including financial penalties or operational remedies; however, at this stage of the matter, the Company is unable to predict the ultimate outcome or what impact, if any, the outcome might have on the Company’s financial position, results of operations or cash flows.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. As of March 31, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended March 31,
	2026	2025
Interest cost	$1,646	$1,700
Expected return on plan assets	(1,848)	(2,002)
Amortization of net actuarial loss (gain)	108	(19)
Net periodic benefit cost	$(94)	$(321)

	UNITED KINGDOM
(In thousands)	Three Months Ended March 31,
	2026	2025
Interest cost	$179	$168
Expected return on plan assets	(202)	(194)
Amortization of net actuarial loss	85	92
Net periodic benefit cost	$62	$66

Employer Contributions

U.S. Plans

In 2026, the Company expects to contribute $910,000 to the U.S. qualified defined benefit plans and $145,000 to the U.S. unfunded non-qualified pension plans. Of such amount, $29,000 had been paid to the non-qualified plans as of March 31, 2026.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2026.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the three months ended March 31, 2026 and 2025, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2025 and 2026, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Retirement savings contributions	$2,244	$2,215
Profit sharing contributions	561	1,110
Total defined contribution plan expenses	$2,805	$3,325

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At March 31, 2026, the balance of the trust assets was $338,000 which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2026	2025
Computation of Basic Earnings per Share
Net income (loss)	$(41,406)	$19,711
Weighted-average number of common shares outstanding	22,888	22,867
Basic earnings per share	$(1.81)	$0.86

Computation of Diluted Earnings per Share
Net income (loss)	$(41,406)	$19,711
Weighted-average number of shares outstanding	22,888	22,867
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)(2)	—	12
Add weighted-average net shares related to unvested stock awards (under treasury stock method) (2)	—	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)(2)	—	9
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method) (2)	—	—
Weighted-average shares applicable to diluted earnings	22,888	22,890
Diluted earnings per share	$(1.81)	$0.86

(1)
Options/SARs to acquire 1,213,923 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2025. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.
(2)
For the three months ended March 31, 2026, potential common shares were excluded from the computation of diluted earnings per share because of their anti-dilutive effect due to the net loss for the quarter.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three months ended March 31, 2026 and 2025:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	21,609	—	(1,112)	20,497
Amounts reclassified from AOCI	—	55	(2)	53
Net current-period other comprehensive income (loss)	21,609	55	(1,114)	20,550
Balance at March 31, 2025	$(154,193)	$(25,941)	$3,846	$(176,288)

Balance at December 31, 2025	$(113,982)	$(26,982)	$1,990	$(138,974)
Other comprehensive income (loss) before reclassifications	262	—	(103)	159
Amounts reclassified from AOCI	—	145	(2)	143
Net current-period other comprehensive income (loss)	262	145	(105)	302
Balance at March 31, 2026	$(113,720)	$(26,837)	$1,885	$(138,672)

Information regarding the reclassifications out of AOCI for the three months ended March 31, 2026 and 2025, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended March 31,		Affected Line Item in Condensed Consolidated Statements of Income
	2026	2025
Amortization of defined benefit pension actuarial losses	$(193)	$(73)	(2)
	48	18	Tax benefit
	$(145)	$(55)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	Cost of sales
	2	2	Total before tax
	—	—	Tax benefit
	$2	$2	Net of tax
Total reclassifications for the period	$(143)	$(53)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The following is segment data for the three months ended March 31, 2026 and 2025, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended March 31, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$453,687	$130,029	$20,793	$604,509
Cost of Sales (1)	410,017	114,045	15,173	539,235
Operating Expenses (2)	25,122	7,162	905	33,189
Operating Income	$18,548	$8,822	$4,715	$32,085
Unallocated Corporate Expenses (3)	—	—	—	(81,707)
Consolidated Operating Income				$(49,622)

Segment Capital Expenditures	$22,383	$7,278	$1,462	$31,123
Unallocated Capital Expenditures (4)	—	—	—	(235)
Consolidated Capital Expenditures				$30,888

Segment Depreciation and Amortization	$22,568	$8,576	$1,453	$32,597
Unallocated Depreciation and Amortization (5)	—	—	—	350
Consolidated Depreciation and Amortization				$32,947

	For the Three Months Ended March 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$430,337	$146,116	$16,802	$593,255
Cost of Sales (1)	376,666	130,896	10,397	517,959
Operating Expenses (2)	24,741	7,202	897	32,840
Operating Income	$28,930	$8,018	$5,508	$42,456
Unallocated Corporate Expenses (3)	—	—	—	(14,168)
Consolidated Operating Income				$28,288

Segment Capital Expenditures	$24,004	$7,071	$1,080	$32,155
Unallocated Capital Expenditures (4)	—	—	—	593
Consolidated Capital Expenditures				$32,748

Segment Depreciation and Amortization	$19,430	$8,061	$1,489	$28,980
Unallocated Depreciation and Amortization (5)	—	—	—	290
Consolidated Depreciation and Amortization				$29,270

The following is segment assets at March 31, 2026 and December 31, 2025, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of March 31, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,611,417	$527,755	$83,228	$2,222,400
Unallocated Assets (6)	—	—	—	110,937
Consolidated Assets				$2,333,337

	As of December 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,630,551	$536,748	$82,300	$2,249,599
Unallocated Assets (6)	—	—	—	108,103
Consolidated Assets				$2,357,702

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
(3)
Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information technology and environmental remediation expenses), deferred compensation and business restructuring expenses that are not included in segment operating income and not used to evaluate segment performance.
(4)
Unallocated capital expenditures primarily include capital expenditures related to the Company’s Northfield, Illinois location.
(5)
Unallocated depreciation and amortization primarily includes depreciation related to the Company’s Northfield, Illinois location.
(6)
Unallocated assets primarily include assets in the Company’s Northfield, Illinois location.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounts receivable financing programs under which the Company has the ability to sell eligible receivables for select customers to select banking institutions. For the three months ended March 31, 2026 and 2025, the Company’s cash proceeds from the sale of receivables were $15,618,000 and $34,469,000, respectively. Financing charges incurred from the sale of accounts receivable qualifying as sales for the three months ended March 31, 2026 and 2025 were immaterial.

As of March 31, 2026 and December 31, 2025, the Company had $307,000 and $218,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $218,000 of revenue in the first three months of 2026 from pre-existing contract liabilities at December 31, 2025.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At March 31, 2026, $1,662,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $6,831,000 of revenue has been recognized from the beginning of the contract term through March 31, 2026.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2026 and 2025. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended March 31, 2026
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$259,095	$71,802	$18,111	$349,008
Europe	94,161	47,534	2,635	144,330
Latin America	96,610	206	47	96,863
Asia	3,821	10,487	—	14,308
Total	$453,687	$130,029	$20,793	$604,509

(In thousands)	For the Three Months Ended March 31, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$251,735	$72,793	$13,464	$337,992
Europe	81,598	61,142	3,267	146,007
Latin America	82,764	296	71	83,131
Asia	14,240	11,885	—	26,125
Total	$430,337	$146,116	$16,802	$593,255

14.
DEBT

At March 31, 2026 and December 31, 2025, debt was comprised of the following:

(In thousands)	Maturity Dates	March 31, 2026	December 31, 2025
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $45 and $56 for 2026 and 2025, respectively)	2026-2027	$28,525	$28,515
2.30% (net of unamortized debt issuance cost of $49 and $55 for 2026 and 2025, respectively)	2026-2028	29,951	29,945
2.37% (net of unamortized debt issuance cost of $54 and $60 for 2026 and 2025, respectively)	2026-2028	29,946	29,940
2.73% (net of unamortized debt issuance cost of $48 and $52 for 2026 and 2025, respectively)	2026-2031	85,666	85,662
2.83% (net of unamortized debt issuance cost of $50 and $52 for 2026 and 2025, respectively)	2026-2032	64,237	74,948
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2026 and 2025, respectively)	2029-2033	75,000	75,000
Revolving credit facility and term loan borrowing	2026-2027	338,400	302,700
Total debt		$651,725	$626,710
Less current maturities		323,310	285,735
Long-term debt		$328,415	$340,975

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $313,325,000 as of March 31, 2026. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2026 to 2033.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of March 31, 2026, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement. The

Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of March 31, 2026, the Company had outstanding letters of credit totaling $4,860,000 and $338,400,000 of outstanding borrowings under the Credit Agreement, inclusive of an $81,875,000 delayed-draw term loan ($18,125,000 of the term loan principal has been permanently repaid as scheduled). There was $88,615,000 available under the Credit Agreement as of March 31, 2026.

The Company's foreign subsidiaries had no debt outstanding at March 31, 2026.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $213,848,000 and $263,923,000 at March 31, 2026 and December 31, 2025, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31,
	2026	2025
Foreign exchange gain	$182	$619
Investment income	45	121
Realized and unrealized (loss) on investments	(114)	(493)
Net periodic benefit cost	31	255
Other, net	$144	$502

16.
BUSINESS RESTRUCTURING

In February 2026, as part of the Company's Project Catalyst, a comprehensive operational and efficiency plan, the Company’s Board of Directors approved plans to shut down the Company’s Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. The Company is consolidating the impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. Total pre-tax business restructuring expense related to the asset shutdowns was $65,439,000 during the first quarter of 2026. Restructuring costs in the first quarter of 2026 included $62,367,000 of asset impairment charges. The Fieldsboro, New Jersey site, Elwood, Illinois (Millsdale) site and Stalybridge, U.K site recognized $43,022,000, $14,284,000 and $5,061,000, respectively, in asset impairment charges. The Company also recognized $1,817,000 and $1,255,000 in decommissioning and termination expenses, respectively, some of which were paid during the first quarter of 2026.

Although all restructuring charges related to the Surfactants segment, they were excluded from the Surfactant segment results and are shown on a separate Business restructuring line item in the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025. Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Decommissioning and Other Charges	Termination Benefits	Total
Restructuring liability at January 1, 2026	$—	$—	$—
Expenses accrued during the period	1,405	815	2,220
Amounts paid	—	—	—
Foreign currency translation	—	—	—
Restructuring liability at March 31, 2026	$1,405	$815	$2,220

The Company anticipates recognizing total restructuring expenses in the range of $70,000,000 to $80,000,000 for full year 2026.

17.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $9,517,000 and $8,132,000 that were unpaid at March 31, 2026 and 2025, respectively. Noncash financing activities included the issuance of 138,850 shares of the Company’s common stock (valued at $7,511,000) and 94,314 shares of the Company’s common stock (valued at $5,712,000) under the Company’s equity incentive compensation plan during the three months ended March 31, 2026 and 2025, respectively.

18.
RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40). This update requires that public entities on an interim and annual basis disclose, in the notes to financial statements, specified information about certain costs and expenses. ASU No. 2024-03 requires a footnote disclosure in tabular form of each expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. The disclosure would also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the effective date. The amendments in ASU No. 2024-03 are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The implementation of ASU No. 2024-03 will not have an impact on the Company’s financial position, results of operations and cash flow but will impact the Company’s interim and annual disclosures related to the relevant subtopics in this update.

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

19.
SUBSEQUENT EVENT

On April 24, 2026, the Company entered into a Purchase and Sale Agreement to sell a parcel of the Company’s land near its Elwood, IL (Millsdale) site. The agreed upon purchase price for the property is $30,000,000 and is subject to customary adjustments and closing conditions. The transaction is expected to close during the second half of 2026.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the risks and uncertainties related to the following:

•
accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities;
•
reduced demand for Company products due to customer product reformulations or new technologies;
•
the Company’s ability to successfully develop or introduce new products;
•
the Company's ability to realize the anticipated cost savings and/or operating efficiencies associated with strategic initiatives;
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
•
international business risks, including changes in global trade policies, tariffs, retaliatory measures and countermeasures, currency exchange controls, fluctuations in currency exchange rates, legal restrictions and taxes;
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 75 percent of consolidated net sales for the first three months of 2026, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and one Asian site (Singapore).

•
In February 2026, the Company announced Project Catalyst, a comprehensive operational and efficiency plan. As part of Project Catalyst, the Board of Directors approved plans to shut down the Company's Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. The Company is consolidating impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. The Company recognized $65.4 million of pre-tax business restructuring expense related to these asset shutdowns during the first quarter of 2026. This restructuring expense is captured on a separate Business Restructuring line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2026. See Note 16, Business Restructuring, of the notes to the Company's consolidated financial statements for more details.

Polymers – Polymers, which accounted for 22 percent of consolidated net sales for the first three months of 2026, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2026, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended March 31,
(In millions)	2026	2025	Change
Deferred Compensation Expense (Income) (Operating expenses)	$(0.6)	$1.0	$(1.6)	(1)
Realized/Unrealized Loss on Investments (Other, net)	(0.1)	(0.5)	0.4
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(0.6)	$0.6	$(1.2)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(In millions)	2026	2025	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$604.5	$593.3	$11.2	$25.3
Gross Profit	64.9	75.5	(10.6)	2.5
Operating Income (Loss)	(49.6)	28.3	(77.9)	1.3
Pretax Income	(54.5)	24.7	(79.2)	1.4

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 and 2025

Summary

The Company incurred a $41.1 million net loss in the first quarter of 2026, or $1.81 per diluted share loss, versus income of $19.7 million, or $0.86 per diluted share, in the first quarter of 2025. The current year loss resulted from a $51.2 million after-tax restructuring charge recognized in the first quarter of 2026. Adjusted net income was $10.3 million, or $0.45 per diluted share, versus $19.3 million, or $0.84 per diluted share in the first quarter of 2025 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income (loss) and reported earnings (loss) per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were a loss of $16.5 million in the first quarter of 2026, versus $58.0 million of income in the first quarter of 2025. Adjusted EBITDA was $49.6 million, down 14 percent, versus $57.5 million in the first quarter of 2025 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first quarter of 2026 compared to the first quarter of 2025. A detailed discussion of segment operating performance for the first quarter of 2026, compared to the first quarter of 2025, follows the summary.

Consolidated net sales increased $11.2 million, or two percent, year-over-year. The favorable impact of foreign currency translation and higher average selling prices positively impacted the year-over-year change in net sales by $25.3 million and $1.3 million, respectively. The favorable foreign currency translation impact reflects a weaker U.S. dollar against most of the currencies in locations where the Company conducts its business. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs and more favorable product mix. Consolidated sales volume decreased three percent, which negatively impacted the change in net sales by $15.4 million. Organic net sales (excluding the divestiture of assets in the Philippines) increased four percent year-over-year and organic sales volume was flat year-over-year. Surfactant and Polymer sales volumes decreased two and six percent, respectively, year-over-year. Specialty Products sales volume increased 30 percent.

The Company incurred a $49.6 million operating loss in the first quarter of 2026 versus $28.3 million of operating income in the first quarter of 2025. The first quarter of 2026 results include a $65.4 million pre-tax restructuring charge. Although the restructuring charges related to the Surfactants segment, all charges associated with the restructuring were excluded from the Surfactant segment results. Rather, the restructuring charges are reflected on a separate Business Restructuring line in the Condensed Consolidated Statements of Income for the first quarter of 2026. Surfactant and Specialty Products operating income decreased $10.4 million and $0.8 million, respectively, year-over-year. Polymer operating income increased $0.8 million versus the first quarter of 2025. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses increased $67.5 million, year-over-year. Corporate expenses, excluding business restructuring, environmental remediation and deferred compensation expenses increased $0.5 million, or four percent, year-over-year. Foreign currency translation had a $1.3 million positive impact on operating income year-over-year.

Operating expenses, excluding the business restructuring charges noted above, increased $1.9 million, or four percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses were flat year-over-year.
•
Administrative expenses were flat year-over-year.
•
Research, development and technical service (R&D) expenses increased $0.3 million, or two percent.
•
Deferred compensation was $0.6 million of expense in the first quarter of 2026 versus $1.0 million of income in the prior year quarter. The $1.6 million year-over-year increase in deferred compensation expense primarily reflects a $2.62 per share increase in the market price of the Company's common stock during the first quarter of 2026 versus a $9.66 per share decrease in the first quarter of 2025. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first quarter of 2026 increased $0.9 million, or 21 percent, versus the first quarter of 2025. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2026 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $0.1 million of income in the first quarter of 2026 versus $0.5 million of income in the first quarter of 2025. The Company recognized $0.1 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2026 compared to $0.4 million of investment losses in the first quarter of 2025. In addition, the Company reported $0.2 million of foreign exchange gains in the first quarter of 2026 versus $0.6 million of foreign exchange gains in the first quarter of 2025. The Company's net periodic pension income was less than $0.1 million of income in the first quarter of 2026 versus $0.3 million of income in the first quarter of 2025.

The Company’s effective tax rate was 24.0 percent in the first quarter of 2026 versus 20.1 percent in the first quarter of 2025. This increase was primarily attributable to the impact of select uncertain tax positions, deferred tax adjustments, and planned cash repatriation whose amounts did not change materially year-over-year. However, these amounts had a more pronounced impact on the effective tax rate due to the pre-tax loss in the first quarter of 2026 versus pre-tax income in the first quarter of 2025.

Segment Results

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$453,687	$430,337	$23,350	5
Polymers	130,029	146,116	(16,087)	-11
Specialty Products	20,793	16,802	3,991	24
Total Net Sales	$604,509	$593,255	$11,254	2

(Dollars in thousands)	For the Three Months Ended March 31,
Operating Income	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$18,548	$28,930	$(10,382)	-36
Polymers	8,822	8,018	804	10
Specialty Products	4,715	5,508	(793)	-14
Segment Operating Income	$32,085	$42,456	$(10,371)	-24
Corporate Expenses, Excluding Deferred Compensation	$81,145	$15,164	$65,981	435
Deferred Compensation Expense (Income)	562	(996)	1,558	NM
Total Operating Income (Loss)	$(49,622)	$28,288	$(77,910)	NM

Surfactants

Surfactant net sales for the first quarter of 2026 increased $23.4 million versus net sales for the first quarter of 2025. Higher average selling prices favorably impacted the change in net sales by $9.5 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and a more favorable product mix. Sales volume declined two percent and had a $6.7 million unfavorable impact on the change in net sales. Organic net sales increased eight percent year-over-year and organic sales volume increased two percent year-over-year. Foreign currency translation had a $20.6 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$259,095	$251,735	$7,360	3
Europe	94,161	81,598	12,563	15
Latin America	96,610	82,764	13,846	17
Asia	3,821	14,240	(10,419)	-73
Total Surfactants Segment	$453,687	$430,337	$23,350	5

Net sales for North American operations increased $7.4 million, or three percent, year-over-year. Higher average selling prices had a $5.6 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs and more favorable product mix. Sales volume increased one percent and positively impacted the change in net sales by $1.4 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning, crop productivity and oilfield end markets that was largely offset by lower demand for products sold into the commodity laundry and cleaning end markets. Foreign currency translation favorably impacted the change in net sales by $0.4 million.

Net sales for European operations increased $12.6 million, or 15 percent, primarily due to the favorable impact of foreign currency translation, a four percent increase in sales volume and higher average selling prices. These items positively impacted the change in net sales by $8.7 million, $3.4 million and $0.5 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. The higher sales volume was primarily due to the higher demand for products sold into the crop productivity and commodity laundry and cleaning end markets, partially offset by lower demand for products sold to our distribution partners. The higher average selling prices were primarily due to the pass-through of higher raw material costs.

Net sales for Latin American operations increased $13.8 million, or 17 percent, primarily due to the favorable impact of foreign currency translation and a five percent increase in sales volume. These items positively impacted the change in net sales by $11.5 million and $4.1 million, respectively. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. The increase in sales volume was primarily due to higher demand for products sold into the industrial cleaning end markets and to our distribution partners. Lower average selling prices negatively impacted the change in net sales by $1.8 million.

Net sales for Asian operations decreased $10.4 million, or 73 percent, versus the prior year quarter. An 85 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $12.1 million. The lower sales volume was mainly due to the divestiture of assets in the Philippines during the fourth quarter of 2025 combined with delays in receiving an export permit after site divestment. Higher average selling prices positively impacted the change in net sales by $1.7 million.

Surfactant operating income for the first quarter of 2026 decreased $10.4 million, or 36 percent, versus operating income for the first quarter of 2025. Gross profit decreased $10.0 million, or 19 percent, and operating expenses increased $0.4 million, or two percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$23,882	$26,351	$(2,469)	-9
Europe	11,441	10,706	735	7
Latin America	8,832	11,648	(2,816)	-24
Asia	(485)	4,966	(5,451)	-110
Surfactants Segment Gross Profit	$43,670	$53,671	$(10,001)	-19
Operating Expenses	25,122	24,741	381	2
Surfactants Segment Operating Income	$18,548	$28,930	$(10,382)	-36

Gross profit for North American operations decreased $2.5 million, or nine percent, versus the prior year primarily due to lower average unit margins. The lower average unit margins negatively impacted the change in gross profit by $2.6 million and were primarily attributable to the severe cold weather impact during the first quarter of 2025 and higher oleochemicals raw material costs. A one percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.1 million.

Gross profit for European operations increased $0.7 million, or seven percent, primarily due to the favorable impact of foreign currency translation and a four percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $1.1 million and $0.4 million, respectively. Lower average unit margins negatively impacted the year-over-year change in gross profit by $0.8 million and primarily reflect less favorable product mix.

Gross profit for Latin American operations decreased $2.8 million, or 24 percent. Lower average unit margins negatively impacted the year-over-year change in gross profit by $4.3 million. The lower average unit margins largely reflect increased competitive pressures in Mexico. The favorable impact of foreign currency translation and a five percent increase in sales volume positively impacted the change in gross profit by $0.9 million and $0.6 million, respectively.

Gross profit for Asia operations decreased $5.5 million year-over-year primarily due to a double digit decrease in sales volume resulting from the asset divestiture in the Philippines during the fourth quarter of 2025. Sales volume was down eight percent excluding the impact of the asset divestiture in the Philippines. The decline in sales volume negatively impacted the year-over-year change in gross profit by $4.2 million. Lower average unit margins negatively impacted the change in gross profit by $1.3 million and reflect higher overhead expenses resulting from production timing differences at the Singapore site.

Operating expenses for the Surfactants segment increased $0.4 million, or two percent, in the first quarter of 2026 versus the first quarter of 2025.

Polymers

Polymers net sales for the first quarter of 2026 decreased $16.1 million, or 11 percent, versus net sales for the same period of 2025. Lower average selling prices and a six percent decrease in sales volume negatively impacted the change in net sales by $11.1 million and $9.4 million, respectively. Foreign currency translation positively impacted the year-over-year change in net sales by $4.4 million. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Net Sales	2026	2025	(Decrease)	Percent Change
North America	$71,802	$72,793	$(991)	-1
Europe	47,534	61,142	(13,608)	-22
Asia and Other	10,693	12,181	(1,488)	-12
Total Polymers Segment	$130,029	$146,116	$(16,087)	-11

Net sales for North American operations decreased $1.0 million, or one percent, year-over-year. Lower average selling prices negatively impacted the change in net sales by $4.5 million. The lower average selling prices were mostly due to pass-through of lower raw material costs. Sales volume increased five percent and positively impacted the year-over-year change in net sales by $3.5 million. Sales volume of polyols used in rigid foam applications and within the commodity phthalic anhydride business increased six percent and nine percent, respectively.

Net sales for European operations decreased $13.6 million, or 22 percent, year-over-year. A 19 percent decrease in sales volume and lower average selling prices negatively impacted the year-over-year change in net sales by $11.4 million and $6.1 million, respectively. The lower sales volume is due to lower construction demand related to the macroeconomic environment and economic uncertainties along with increased competitive activity. The lower average selling prices were primarily due to the pass-through of lower raw material costs and increased competitive activity. Foreign currency translation favorably impacted the change in net sales by $3.9 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $1.5 million, or 12 percent, primarily due lower average selling prices and a three percent decrease in sales volume. These items negatively impacted the year-over-year change in net sales by $1.6 million and $0.4 million, respectively. Foreign currency translation positively impacted the year-over-year change in net sales by $0.5 million.

Polymer operating income in the first quarter of 2026 increased $0.8 million, or 10 percent, versus operating income in the first quarter of 2025. Gross profit increased $0.8 million, or five percent, and operating expenses decreased less than $0.1 million, or one percent, year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended March 31,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$9,651	$4,636	$5,015	108
Europe	4,042	7,982	(3,940)	-49
Asia and Other	2,291	2,602	(311)	-12
Polymers Segment Gross Profit	$15,984	$15,220	$764	5
Operating Expenses	7,162	7,202	(40)	-1
Polymers Segment Operating Income	$8,822	$8,018	$804	10

Gross profit for North American operations increased $5.0 million year-over-year. Higher average unit margins favorably impacted the change in gross profit by $4.8 million. The higher average unit margins largely reflect the non-recurrence of high cost inventory carryover incurred in the prior year quarter. A five percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.2 million.

Gross profit for European operations decreased $4.0 million, or 49 percent, versus the first quarter of 2025. This decrease was primarily due to lower average unit margins and a 19 percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $2.8 million and $1.5 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.3 million.

Gross profit for Asia and Other operations decreased $0.3 million, or 12 percent, primarily due to lower average unit margins and a three percent decline in sales volume. These items negatively impacted the change in gross profit by $0.3 million and $0.1 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymer segment decreased less than $0.1 million, or one percent, in the first quarter of 2026 versus the first quarter of 2025.

Specialty Products

Specialty Products net sales for the first quarter of 2026 increased $4.0 million, or 24 percent, versus net sales for the first quarter of 2025. The increase was primarily due to higher sales volume. Gross profit and operating income decreased $0.8 million each year-over-year. The year-over-year decreases in gross profit and operating income were primarily due to product mix and lower margins within the medium chain triglycerides (MCT) product line due to higher raw material costs.

Corporate Expenses

Corporate expenses, which include business restructuring, deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $67.5 million year-over-year. Corporate expenses were $81.7 million in the first quarter of 2026 versus $14.2 million in the first quarter of 2025. This increase was primarily due to a $65.4 million restructuring charge recognized in the first quarter of 2026 and $1.6 million of higher year-over-year deferred compensation expense. See Note 16, Business Restructuring, of the notes to the Company's consolidated financial statements for more details regarding the restructuring charge.

The $1.6 million increase in deferred compensation expense was primarily due to a $2.62 per share increase in the market price of the Company's common stock in the first quarter of 2026 versus a $9.66 per share decrease in the first quarter of 2025.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended March 31, 2026 and 2025:

	2026	2025		2024
	March 31	December 31	March 31	December 31
Company Common Stock Price	$49.98	$47.36	$55.04	$64.70

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2026, operating activities were a cash source of $16.9 million versus a cash source of $6.9 million for the comparable period in 2025. For the first three months of 2026, investing cash outflows totaled $22.9 million versus cash outflows of $26.4 million in the prior year period. Financing activities were a cash source of $13.6 million versus a cash source of $22.8 million in the prior year period.

Cash and cash equivalents increased $8.1 million compared to December 31, 2025, inclusive of a $0.5 million favorable foreign exchange rate impact. On March 31, 2026, the Company's cash and cash equivalents totaled $140.8 million. Cash in non-U.S. money market funds, which were rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch, totaled $18.5 million and cash in U.S. demand deposit accounts totaled $1.5 million. The Company’s non-U.S. subsidiaries held $120.8 million of cash and cash equivalents as of March 31, 2026.

Operating Activities

Net income during the first three months of 2026 decreased $61.1 million versus the comparable period in 2025. Working capital was a cash use of $29.5 million during the first three months of 2026 versus a cash use of $40.9 million in the comparable period in 2025.

Accounts receivable were a cash use of $46.2 million during the first three months of 2026 compared to a cash use of $40.3 million for the comparable period in 2025. Inventories were a cash source of $10.6 million in 2026 versus a cash use of $16.9 million in 2025. Accounts payable and accrued liabilities were a cash source of $10.2 million in 2026 compared to a cash source of $27.4 million for the same period in 2025.

Working capital requirements were lower in the first three months of 2026 compared to 2025 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher selling prices due to the pass through of higher raw material costs and an uptick in year-over-year sales volume during the latter part of the first quarter of 2026. The change in inventories primarily reflects the Company's ongoing efforts to reduce inventory levels. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2026.

Investing Activities

Cash used for investing activities decreased $3.5 million year-over-year primarily due to lower capital expenditures in the first three months of 2026 versus the same period of 2025.

For 2026, the Company estimates that total capital expenditures will be in the range of $105.0 million to $115.0 million.

Financing Activities

Cash flow from financing activities was a source of $13.6 million in 2026 versus a source of $22.8 million in 2025. The year-over-year change was primarily due to scheduled principal repayments during the first quarter of 2026.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the three months ended March 31, 2026. At March 31, 2026, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $25.0 million, from $626.7 million on December 31, 2025 to $651.7 million on March 31, 2026, primarily due to higher domestic borrowings from the Company's revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $510.9 million on March 31, 2026 versus $494.0 million at December 31, 2025.

As of March 31, 2026, the ratio of net debt to net debt plus shareholders’ equity was 30.0 percent versus 28.0 percent at December 31, 2025 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On March 31, 2026, the Company’s debt included $313.3 million of unsecured notes, with maturities ranging from 2026 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $81.9 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $256.5 million of short-term loans borrowed under the Company’s revolving credit facility and no foreign credit line borrowings. As of March 31, 2026, the Company had outstanding letters of credit of $13.6 million, inclusive of $4.9 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($18.1 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of March 31, 2026, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.9 million at March 31, 2026.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2026, the Company’s foreign subsidiaries had no outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of March 31, 2026.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2026 and 2025, the Company’s expenditures for capital projects related to environmental matters were $0.6 million and $2.4 million, respectively.

These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $11.1 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.8 million to $46.4 million at March 31, 2026 and $19.3 million to $46.0 million at December 31, 2025. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $19.8 million at March 31, 2026 and $19.3 million at December 31, 2025. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $0.3 million for the three months ended March 31, 2026, compared to $2.6 million for the same period in 2025.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2025 Annual Report on Form 10-K.

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

Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share

Management uses the non-GAAP adjusted net income metric to evaluate the Company’s operating performance. Management excludes the items listed in the table below because they are non-operational items. The cumulative tax effect is typically calculated using the statutory tax rates for the jurisdictions in which the transactions occurred.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2026		March 31, 2025
	Net Income (Loss)	Diluted EPS	Net Income (Loss)	Diluted EPS
Net Income (Loss) Attributable to the Company as Reported	$(41.4)	$(1.81)	$19.7	$0.86

Deferred Compensation (Income)/Expense (including related investment activity)	0.6	0.03	(0.6)	(0.02)
Environmental Remediation Expense	0.1	—	0.1	—
Business Restructuring	65.4	2.86	—	—
Total Pre-tax Adjustments	66.1	2.89	(0.5)	(0.02)
Cumulative Tax Effect on Above Adjustment Items	(14.4)	(0.63)	0.1	—
Adjusted Net Income	$10.3	$0.45	$19.3	$0.84

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company's Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Operating Income (Loss)	$(49.6)	$28.2
Depreciation and Amortization	33.0	29.3
Other, Net Income	0.1	0.5
EBITDA	$(16.5)	$58.0
Deferred Compensation Income	0.6	(0.6)
Environmental Remediation	0.1	0.1
Business Restructuring	65.4	—
Adjusted EBITDA	$49.6	$57.5

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	March 31, 2026	December 31, 2025
Current Maturities of Long-Term Debt as Reported	$323.3	$285.7
Long-Term Debt as Reported	328.4	341.0
Total Debt as Reported	651.7	626.7
Less Cash and Cash Equivalents as Reported	(140.8)	(132.7)
Net Debt	$510.9	$494.0
Equity	$1,193.0	$1,244.0
Net Debt plus Equity	$1,703.9	$1,738.0
Net Debt/Net Debt plus Equity	30%	28%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2025 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company's legal proceedings are described below:

On March 19, 2025, the Company received a pre-filing notice from USEPA for violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. As of March 31, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2026:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 2026	33,795	(2)	$51.56	—	$125,050,905
February 2026	36,172	(3)	$57.73	—	$125,050,905
March 2026	9,732	(4)	$49.12	—	$125,050,905

Total	79,699		$54.06	—	$125,050,905

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
(2)
Includes 904, 908 and 31,983 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the exercise of stock appreciation rights and shares tendered in lieu of cash for stock option exercises, respectively.
(3)
Includes 8,183, 25,873, 882 and 1,234 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation, the distribution of deferred performance shares, the distribution of restricted stock units and the exercise of stock appreciation rights, respectively.
(4)
Represents shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of restricted stock units.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 6, 2026

/s/ Ruben D. Velasquez
Ruben D. Velasquez
Vice President and Chief Financial Officer