Form 10-Q
period 2026-06-30
STEPAN CO
filed 2026-08-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2026
Common Stock, $1 par value	22,732,540 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$684,109	$594,689	$1,288,618	$1,187,944
Cost of Sales	584,127	522,804	1,123,785	1,040,596
Gross Profit	99,982	71,885	164,833	147,348
Operating Expenses:
Selling	14,866	14,657	27,032	26,765
Administrative	24,203	22,801	45,516	44,215
Research, development and technical services	17,195	14,701	32,188	29,350
Deferred compensation expense	1,402	1,761	1,964	765
	57,666	53,920	106,700	101,095
Business restructuring (Note 16)	5,106	—	70,545	—
Operating Income (Loss)	37,210	17,965	(12,412)	46,253
Other Income (Expense):
Interest, net	(5,682)	(5,485)	(10,693)	(9,611)
Other, net (Note 15)	1,021	1,306	1,165	1,808
	(4,661)	(4,179)	(9,528)	(7,803)

Income (Loss) Before Provision for Income Taxes	32,549	13,786	(21,940)	38,450
Provision for Income Taxes	9,638	2,445	(3,445)	7,398
Net Income (Loss)	22,911	11,341	(18,495)	31,052

Net Income (Loss) Per Common Share (Note 10):
Basic	$1.00	$0.50	$(0.81)	$1.36
Diluted	$1.00	$0.50	$(0.81)	$1.36

Shares Used to Compute Net Income Per Common Share (Note 10):
Basic	22,897	22,865	22,893	22,866
Diluted	22,924	22,879	22,893	22,885

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$22,911	$11,341	$(18,495)	$31,052
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	2,185	37,084	2,447	58,693
Defined benefit pension adjustments, net of tax (Note 11)	145	59	290	114
Derivative instrument activity, net of tax (Note 11)	(334)	(774)	(439)	(1,888)
Total Other Comprehensive Income	1,996	36,369	2,298	56,919
Comprehensive Income (Loss)	$24,907	$47,710	$(16,197)	$87,971

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$113,705	$132,688
Receivables, net	492,342	387,959
Inventories (Note 6)	324,463	298,827
Other current assets	44,254	39,485
Total current assets	974,764	858,959
Property, Plant and Equipment:
Cost	2,764,435	2,787,036
Less: Accumulated depreciation	(1,621,823)	(1,567,409)
Property, plant and equipment, net	1,142,612	1,219,627
Goodwill, net	91,741	92,570
Other intangible assets, net	36,130	39,526
Long-term investments (Note 3)	14,507	21,270
Operating lease assets (Note 7)	58,071	62,494
Other non-current assets	74,841	63,256
Total assets	$2,392,666	$2,357,702
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$403,285	$285,735
Accounts payable	321,664	261,723
Accrued liabilities	122,049	119,036
Total current liabilities	846,998	666,494
Deferred income taxes	10,998	11,450
Long-term debt, less current maturities (Note 14)	244,069	340,975
Non-current operating lease liabilities (Note 7)	45,028	49,340
Other non-current liabilities	33,527	45,433
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,467,526 issued shares in 2026 and 27,301,177 issued shares in 2025	27,468	27,301
Additional paid-in capital	265,273	259,820
Accumulated other comprehensive loss (Note 11)	(136,676)	(138,974)
Retained earnings	1,249,315	1,285,752
Less: Common treasury stock, at cost, 4,735,033 shares in 2026 and 4,676,739 shares in 2025	(193,334)	(189,889)
Total equity	1,212,046	1,244,010
Total liabilities and equity	$2,392,666	$2,357,702

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(18,495)	$31,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63,867	60,559
Deferred compensation (income) expense	1,964	765
Realized and unrealized loss on long-term investments	(1,085)	(1,074)
Stock-based compensation	3,620	3,064
Deferred income taxes	(10,855)	496
Business restructuring	63,537	—
Other non-cash items	662	412
Changes in assets and liabilities:
Receivables, net	(104,289)	(31,753)
Inventories	(24,229)	(30,652)
Other current assets	(5,116)	(10,765)
Accounts payable and accrued liabilities	56,407	(1,570)
Pension liabilities	(116)	(472)
Environmental and legal liabilities	348	(436)
Deferred revenues	(922)	(1,491)
Net Cash Provided By Operating Activities	25,298	18,135
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(54,294)	(58,346)
Other, net	7,978	6,878
Net Cash Used In Investing Activities	(46,316)	(51,468)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net (Note 14)	41,300	(18,200)
Other debt borrowings	—	75,000
Other debt repayments	(20,714)	(24,286)
Dividends paid	(17,942)	(17,386)
Stock option exercises	294	104
Other, net	(1,738)	(1,974)
Net Cash Provided By Financing Activities	1,200	13,258
Effect of Exchange Rate Changes on Cash	835	9,314
Net Decrease in Cash and Cash Equivalents	(18,983)	(10,761)
Cash and Cash Equivalents at Beginning of Period	132,688	99,665
Cash and Cash Equivalents at End of Period	$113,705	$88,904
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$9,629	$4,590
Cash payments of interest	$14,208	$13,628

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and six months ended June 30, 2026 and 2025:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2026	$1,193,024	$27,447	$262,200	$(193,334)	$(138,672)	$1,235,383

Issuance of 0 shares of common stock under incentive compensation plan	—	—	—	—	—	—

Stock-based and deferred compensation	3,094	21	3,073	—	—	—

Net income	22,911	—	—	—	—	22,911

Other comprehensive income	1,996	—	—	—	1,996	—

Cash dividends paid:
Common stock ($0.395 per share)	(8,979)	—	—	—	—	(8,979)
Balance, June 30, 2026	$1,212,046	$27,468	$265,273	$(193,334)	$(136,676)	$1,249,315

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2025	$1,244,010	$27,301	$259,820	$(189,889)	$(138,974)	$1,285,752

Issuance of 6,694 shares of common stock under incentive compensation plan	294	7	287	—	—	—

Stock-based and deferred compensation	1,881	160	5,166	(3,445)	—	—

Net income (loss)	(18,495)	—	—	—	—	(18,495)

Other comprehensive income	2,298	—	—	—	2,298	—

Cash dividends paid:
Common stock ($0.790 per share)	(17,942)	—	—	—	—	(17,942)
Balance, June 30, 2026	$1,212,046	$27,468	$265,273	$(193,334)	$(136,676)	$1,249,315

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, March 31, 2025	$1,200,538	$27,253	$254,366	$(189,706)	$(176,288)	$1,284,913

Issuance of 530 shares of common stock under incentive compensation plan	22	—	22	—	—	—

Stock-based and deferred compensation	2,145	38	2,187	(80)	—	—

Net income	11,341	—	—	—	—	11,341

Other comprehensive income	36,369	—	—	—	36,369	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,702)	—	—	—	—	(8,702)
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 2,473 shares of common stock under incentive compensation plan	104	2	102	—	—	—

Stock-based and deferred compensation	1,090	133	2,694	(1,737)	—	—

Net income	31,052	—	—	—	—	31,052

Other comprehensive income	56,919	—	—	—	56,919	—

Cash dividends paid:
Common stock ($0.770 per share)	(17,386)	—	—	—	—	(17,386)
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $10,516,000 and $13,807,000 at June 30, 2026 and December 31, 2025, respectively.

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

The Company's fair value measurements for debt fall in Level 2 of the fair value hierarchy. At June 30, 2026, and December 31, 2025, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $217,000 and $275,000 as of June 30, 2026 and December 31, 2025, respectively):

(In thousands)	June 30, 2026	December 31, 2025
Fair value	$636,220	$619,027
Carrying value	647,571	626,985

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2026, and December 31, 2025, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2026	Level 1	Level 2	Level 3
Mutual fund assets	$14,507	$14,507	$—	$—
Derivative assets:
Interest rate contracts	1,540	—	1,540	—
Foreign currency contracts	451	—	451	—
Total assets at fair value	$16,498	$14,507	$1,991	$—
Derivative liabilities:
Foreign currency contracts	$575	$—	$575	$—

(In thousands)	December 31, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$21,270	$21,270	$—	$—
Derivative assets:
Interest rate contracts	1,974	—	1,974	—
Foreign currency contracts	423	—	423	—
Total assets at fair value	$23,667	$21,270	$2,397	$—
Derivative liabilities:
Foreign currency contracts	$340	$—	$340	$—

4.
DERIVATIVE INSTRUMENTS

At June 30, 2026, and December 31, 2025, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $46,234,000 and $57,755,000, respectively. All forward foreign exchange contracts at June 30, 2026 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At June 30, 2026, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings. The maturity date of the current interest rate swap contract is March 10, 2027, which is closely aligned with the June 24, 2027 maturity of the Company's revolving credit facility.

The fair values of the derivative instruments held by the Company on June 30, 2026, and December 31, 2025, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and six months ended June 30, 2026 and 2025, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months ended June 30, 2026 and 2025, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended June 30,		Six Months Ended June 30,
2026	2025	2026	2025
$2,117	$1,682	$3,620	$3,064

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Stock options	$134	$109
Performance shares and RSUs	12,830	6,838
SARs	3,734	2,602

The change in unrecognized compensation costs for stock options, performance shares, RSUs and SARs is due to new grants issued in 2026.

The Company granted the following awards in the first six months of 2026:

Shares
Stock options	3,936
Performance shares (at target) and RSUs	210,393
SARs	146,539

The unrecognized compensation costs at June 30, 2026, are expected to be recognized over weighted-average periods of 2.0 years for stock options, 2.2 years for performance shares and RSUs and 2.1 years for SARs.

6.
INVENTORIES

The composition of inventories at June 30, 2026, and December 31, 2025, was as follows:

(In thousands)	June 30, 2026	December 31, 2025
Finished goods	$221,319	$220,094
Raw materials	103,144	78,733
Total inventories	$324,463	$298,827

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$4,771	$4,801	$9,393	$9,563
Short-term lease cost	2,270	2,796	4,972	5,314
Variable lease cost	274	393	615	768
Total lease cost	$7,315	$7,990	$14,980	$15,645
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,729	$4,801	$9,305	$9,577
Right-of-use assets obtained in exchange for new operating lease liabilities	886	38	1,202	260

The following table outlines the maturities of lease liabilities as of June 30, 2026.

(In thousands)
Undiscounted Cash Flows:
2026 (excluding the six months ended June 30, 2026)	$9,197
2027	14,181
2028	9,820
2029	8,617
2030	7,193
Subsequent to 2030	17,619
Total Undiscounted Cash Flows	$66,627
Less: Imputed interest	(6,632)
Present value	$59,995
Current operating lease liabilities (1)	14,967
Non-current operating lease liabilities	45,028
Total lease liabilities	$59,995
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	6 Years
Weighted-average discount rate-operating leases	3.9%

As of June 30, 2026, the Company had no leases that had not commenced.

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2026, the Company estimated a range of possible environmental losses and legal losses of $19,619,000 to $46,483,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $19,619,000 at June 30, 2026 and $19,272,000 at December 31, 2025. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $749,000 and $3,402,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2026:

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

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,443,000 for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2026. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Millsdale Site

On March 26, 2024, the Company received a Notice and Finding of Violation from the USEPA alleging violations of air regulations at the Company’s Elwood, Illinois (Millsdale) facility. The notice alleges violations related to operating parameters and air emission requirements. The alleged violations may result in a range of possible penalties, including financial penalties or operational remedies. Based on current information, the Company believes that its recorded liability for this matter is reasonable; however, depending on the ultimate resolution of this matter, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. As of June 30, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$1,646	$1,700	$3,292	$3,400
Expected return on plan assets	(1,847)	(2,003)	(3,695)	(4,005)
Amortization of net actuarial loss (gain)	109	(19)	217	(38)
Net periodic benefit cost	$(92)	$(322)	$(186)	$(643)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$178	$178	$357	$346
Expected return on plan assets	(201)	(206)	(403)	(400)
Amortization of net actuarial loss	85	97	170	189
Net periodic benefit cost	$62	$69	$124	$135

Employer Contributions

U.S. Plans

In 2026, the Company expects to contribute $880,000 to the U.S. qualified defined benefit plans and $147,000 to the U.S. unfunded non-qualified pension plans. Of such amount, $89,000 had been paid to the non-qualified plans as of June 30, 2026.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2026.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the six months ended June 30, 2026 and 2025, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2025 and 2026, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retirement savings contributions	$2,410	$2,344	$4,654	$4,559
Profit sharing contributions	1,107	495	1,668	1,605
Total defined contribution plan expenses	$3,517	$2,839	$6,322	$6,164

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At June 30, 2026, the balance of the trust assets was $354,000 which equaled the balance of the supplemental plan liabilities. See the long-term investments section in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Basic Earnings per Share
Net income (loss)	$22,911	$11,341	$(18,495)	$31,052
Weighted-average number of common shares outstanding	22,897	22,865	22,893	22,866
Basic earnings per share	$1.00	$0.50	$(0.81)	$1.36

Computation of Diluted Earnings per Share
Net income (loss)	$22,911	$11,341	$(18,495)	$31,052
Weighted-average number of shares outstanding	22,897	22,865	22,893	22,866
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)(2)	—	7	—	10
Add weighted-average net shares related to unvested stock awards (under treasury stock method)(2)	19	2	—	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)(2)	—	5	—	7
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)(2)	8	—	—	—
Weighted-average shares applicable to diluted earnings	22,924	22,879	22,893	22,885
Diluted earnings per share	$1.00	$0.50	$(0.81)	$1.36

(1)
Options/SARs to acquire 1,167,695 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended June 30, 2026. Options/SARs to acquire 1,205,183 and 1,209,553 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2025, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.
(2)
For the six months ended June 30, 2026, potential common shares were excluded from the computation of diluted earnings per share because of their anti-dilutive effect due to the net loss for the first six months in 2026.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2025	$(154,193)	$(25,941)	$3,846	$(176,288)
Other comprehensive income (loss) before reclassifications	37,084	—	(771)	36,313
Amounts reclassified from AOCI	—	59	(3)	56
Net current-period other comprehensive income (loss)	37,084	59	(774)	36,369
Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)

Balance at March 31, 2026	$(113,720)	$(26,837)	$1,885	$(138,672)
Other comprehensive income (loss) before reclassifications	2,185	—	(331)	1,854
Amounts reclassified from AOCI	—	145	(3)	142
Net current-period other comprehensive income (loss)	2,185	145	(334)	1,996
Balance at June 30, 2026	$(111,535)	$(26,692)	$1,551	$(136,676)

Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	58,693	—	(1,883)	56,810
Amounts reclassified from AOCI	—	114	(5)	109
Net current-period other comprehensive income (loss)	58,693	114	(1,888)	56,919
Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)

Balance at December 31, 2025	$(113,982)	$(26,982)	$1,990	$(138,974)
Other comprehensive income (loss) before reclassifications	2,447	—	(434)	2,013
Amounts reclassified from AOCI	—	290	(5)	285
Net current-period other comprehensive income (loss)	2,447	290	(439)	2,298
Balance at June 30, 2026	$(111,535)	$(26,692)	$1,551	$(136,676)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2026 and 2025, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2026	2025	2026	2025
Amortization of defined benefit pension actuarial losses	$(194)	$(78)	$(387)	$(151)	(2)
	49	19	97	37	Tax benefit
	$(145)	$(59)	$(290)	$(114)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	3	5	5	Cost of sales
	3	3	5	5	Total before tax
	—	—	—	—	Tax benefit
	$3	$3	$5	$5	Net of tax
Total reclassifications for the period	$(142)	$(56)	$(285)	$(109)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The following is segment data for the three and six months ended June 30, 2026 and 2025, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended June 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$483,902	$178,007	$22,200	$684,109
Cost of Sales (1)	420,295	147,228	16,193	583,716
Operating Expenses (2)	29,245	8,310	1,000	38,555
Operating Income	$34,362	$22,469	$5,007	$61,838
Unallocated Corporate Expenses (3)	—	—	—	(24,628)
Consolidated Operating Income				$37,210

Segment Capital Expenditures	$16,057	$6,517	$992	$23,566
Unallocated Capital Expenditures (4)	—	—	—	(160)
Consolidated Capital Expenditures				$23,406

Segment Depreciation and Amortization	$20,520	$8,698	$1,467	$30,685
Unallocated Depreciation and Amortization (5)	—	—	—	235
Consolidated Depreciation and Amortization				$30,920

	For the Six Months Ended June 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$937,589	$308,036	$42,993	$1,288,618
Cost of Sales (1)	830,312	261,273	31,366	1,122,951
Operating Expenses (2)	54,367	15,472	1,905	71,744
Operating Income	$52,910	$31,291	$9,722	$93,923
Unallocated Corporate Expenses (3)	—	—		(106,335)
Consolidated Operating Income				$(12,412)

Segment Capital Expenditures	$38,440	$13,795	$2,454	$54,689
Unallocated Capital Expenditures (4)	—	—	—	(395)
Consolidated Capital Expenditures				$54,294

Segment Depreciation and Amortization	$43,088	$17,274	$2,920	$63,282
Unallocated Depreciation and Amortization (5)	—	—	—	585
Consolidated Depreciation and Amortization				$63,867

	For the Three Months Ended June 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$411,456	$162,751	$20,482	$594,689
Cost of Sales (1)	370,660	138,124	14,293	523,077
Operating Expenses (2)	27,429	7,468	931	35,828
Operating Income	$13,367	$17,159	$5,258	$35,784
Unallocated Corporate Expenses (3)	—	—	—	(17,819)
Consolidated Operating Income				$17,965

Segment Capital Expenditures	$19,675	$4,581	$866	$25,122
Unallocated Capital Expenditures (4)	—	—	—	476
Consolidated Capital Expenditures				$25,598

Segment Depreciation and Amortization	$21,137	$8,352	$1,472	$30,961
Unallocated Depreciation and Amortization (5)	—	—	—	328
Consolidated Depreciation and Amortization				$31,289

	For the Six Months Ended June 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$841,793	$308,867	$37,284	$1,187,944
Cost of Sales (1)	747,326	269,020	24,690	1,041,036
Operating Expenses (2)	52,170	14,670	1,828	68,668
Operating Income	$42,297	$25,177	$10,766	$78,240
Unallocated Corporate Expenses (3)	—	—	—	(31,987)
Consolidated Operating Income				$46,253

Segment Capital Expenditures	$43,679	$11,652	$1,946	$57,277
Unallocated Capital Expenditures (4)	—	—	—	1,069
Consolidated Capital Expenditures				$58,346

Segment Depreciation and Amortization	$40,567	$16,413	$2,961	$59,941
Unallocated Depreciation and Amortization (5)	—	—	—	618
Consolidated Depreciation and Amortization				$60,559

The following is segment assets at June 30, 2026 and December 31, 2025, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of June 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,650,031	$545,676	$85,116	$2,280,823
Unallocated Assets (6)	—	—	—	111,843
Consolidated Assets				$2,392,666

	As of December 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,630,551	$536,748	$82,300	$2,249,599
Unallocated Assets (6)	—	—	—	108,103
Consolidated Assets				$2,357,702

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
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounts receivable financing programs under which the Company has the ability to sell eligible receivables for select customers to select banking institutions. For the three months ended June 30, 2026 and 2025, the Company’s cash proceeds from the sale of receivables were $24,496,000 and $20,606,000, respectively. For the six months ended June 30, 2026 and 2025, the Company’s cash proceeds from the sale of receivables were $40,114,000 and $55,075,000, respectively. Financing charges incurred from the sale of accounts receivable qualifying as sales for the three and six months ended June 30, 2026 and 2025 were immaterial.

As of June 30, 2026 and December 31, 2025, the Company had $405,000 and $218,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $218,000 of revenue in the first six months of 2026 from pre-existing contract liabilities at December 31, 2025.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At June 30, 2026, $1,108,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $7,385,000 of revenue has been recognized from the beginning of the contract term through June 30, 2026.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2026 and 2025. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended June 30, 2026
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$273,715	$99,245	$19,799	$392,759
Europe	81,965	67,307	2,326	151,598
Latin America	123,508	69	75	123,652
Asia	4,714	11,386	—	16,100
Total	$483,902	$178,007	$22,200	$684,109

(In thousands)	For the Six Months Ended June 30, 2026
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$532,810	$171,047	$37,910	$741,767
Europe	176,126	114,841	4,961	295,928
Latin America	220,118	275	122	220,515
Asia	8,535	21,873	—	30,408
Total	$937,589	$308,036	$42,993	$1,288,618

(In thousands)	For the Three Months Ended June 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$234,364	$88,251	$16,833	$339,448
Europe	74,605	63,296	3,514	141,415
Latin America	90,527	204	135	90,866
Asia	11,960	11,000	—	22,960
Total	$411,456	$162,751	$20,482	$594,689

(In thousands)	For the Six Months Ended June 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$486,099	$161,044	$30,297	$677,440
Europe	156,203	124,438	6,781	287,422
Latin America	173,291	500	206	173,997
Asia	26,200	22,885	—	49,085
Total	$841,793	$308,867	$37,284	$1,187,944

14.
DEBT

At June 30, 2026 and December 31, 2025, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2026	December 31, 2025
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $34 and $56 for 2026 and 2025, respectively)	2026-2027	$28,538	$28,515
2.30% (net of unamortized debt issuance cost of $44 and $55 for 2026 and 2025, respectively)	2026-2028	19,956	29,945
2.37% (net of unamortized debt issuance cost of $49 and $60 for 2026 and 2025, respectively)	2026-2028	29,951	29,940
2.73% (net of unamortized debt issuance cost of $43 and $52 for 2026 and 2025, respectively)	2026-2031	85,670	85,662
2.83% (net of unamortized debt issuance cost of $47 and $52 for 2026 and 2025, respectively)	2026-2032	64,239	74,948
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2026 and 2025, respectively)	2029-2033	75,000	75,000
Revolving credit facility and term loan borrowing	2026-2027	344,000	302,700
Total debt		$647,354	$626,710
Less current maturities		403,285	285,735
Long-term debt		$244,069	$340,975

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $303,354,000 as of June 30, 2026. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2026 to 2033.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $100,000,000 delayed draw term loan credit facility, each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of June 30, 2026, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement. The Company maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement and under the CIC Credit Agreement. As of June 30, 2026, the Company had outstanding letters of credit totaling $4,585,000 and $344,000,000 of outstanding borrowings under the Credit Agreement, inclusive of an $80,000,000 delayed-draw term loan ($20,000,000 of the term loan principal has been permanently repaid as scheduled). There was $81,415,000 available under the Credit Agreement as of June 30, 2026.

The Company's foreign subsidiaries had no debt outstanding at June 30, 2026.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $227,780,000 and $263,923,000 at June 30, 2026 and December 31, 2025, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange (loss)	$(379)	$(639)	$(197)	$(20)
Investment income	170	125	215	246
Realized and unrealized gain on investments	1,199	1,567	1,085	1,074
Net periodic benefit cost	31	253	62	508
Other, net	$1,021	$1,306	$1,165	$1,808

16.
BUSINESS RESTRUCTURING

In February 2026, as part of the Company's Project Catalyst, a comprehensive operational and efficiency plan, the Company’s Board of Directors approved plans to shut down the Company’s Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. The Company is mostly consolidating the impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. Total pre-tax business restructuring expenses related to the asset shutdowns for the second quarter of 2026 and the first six months of 2026 were $5,106,000 and $70,545,000, respectively. Restructuring costs in the first half of 2026 included $61,309,000 of asset impairment charges. The Fieldsboro, New Jersey site, Elwood, Illinois (Millsdale) site and Stalybridge, U.K site recognized $42,109,000, $14,332,000 and $4,868,000, respectively, in asset impairment charges. During the first six months of 2026, the Company also recognized $7,509,000 and $1,727,000 of decommissioning/other and termination expenses, respectively.

Although all restructuring charges related to the Surfactants segment, they were excluded from the Surfactants segment results and are shown on a separate Business restructuring line item in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025. Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Decommissioning and Other Charges	Termination Benefits	Total
Restructuring liability at January 1, 2026	$—	$—	$—
Expenses accrued during the period	1,405	815	2,220
Amounts paid	—	—	—
Foreign currency translation	—	—	—
Restructuring liability at March 31, 2026	$1,405	$815	$2,220
Expenses accrued during the period	3,299	77	3,376
Amounts paid	(2,888)	(775)	(3,663)
Foreign currency translation	(3)	7	4
Restructuring liability at June 30, 2026	$1,813	$124	$1,937

The Company anticipates recognizing total restructuring expenses in the range of $75,000,000 to $80,000,000 for full year 2026.

17.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $7,875,000 and $10,593,000 that were unpaid at June 30, 2026 and 2025, respectively. Noncash financing activities included the issuance of 159,655 shares of the Company’s common stock (valued at $8,602,000) and 132,057 shares of the Company’s common stock (valued at $7,811,000) under the Company’s equity incentive compensation plan during the period ended June 30, 2026 and 2025, respectively.

18.
PURCHASE AND SALE AGREEMENT TO SELL LAND

On April 24, 2026, the Company entered into a Purchase and Sale Agreement to sell a parcel of the Company’s land near its Elwood, IL (Millsdale) site. The agreed upon purchase price for the property is $30,000,000 and is subject to customary adjustments and closing conditions. The transaction is expected to close during the second half of 2026.

19.
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) An Amendment of the FASB Accounting Standards Codification - Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to software development stages, allowing entities to start capitalizing software costs when 1) management has authorized and is committed to funding the software projects and 2) it is probable that the project will be completed and the software will be used to perform the functions intended. Under the current rule, entities are required to capitalize development costs incurred depending on the nature of the costs and the project stage during which they occur. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company is in the process of evaluating ASU 2025-06 to determine its impact, if any, on the Company’s financial position, results of operations and cash flows.

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. Environmental credits include carbon offsets, emission allowances, renewable energy certificates, and renewable identification numbers. Environmental obligations are regulatory obligations arising from laws to prevent, control, reduce, or remove emissions or pollution, which may be settled with environmental credits. Entities will need to disclose intended use of credits, financial statement impact of environmental assets and liabilities and changes in intent to use credits to settle existing obligations. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is in the process of evaluating ASU 2026-02 to determine its impact, if any, on the Company’s financial position, results of operations and cash flows.

20.
SUBSEQUENT EVENT

On July 28, 2026, the Board of Directors (the “Board”) of the Company approved a plan to reduce the Company’s global salaried workforce by around 100 roles during the third quarter of 2026 as part of Project Catalyst, the Company’s previously announced comprehensive operational and efficiency initiative.

As previously disclosed, the Company anticipates recognizing full-year restructuring charges in the range of $75,000,000 to $80,000,000 in connection with Project Catalyst. Of that amount, the Company currently estimates that it will incur approximately $4,000,000 to $6,000,000 of charges in connection with the workforce reduction, consisting primarily of employee severance, benefits and related costs. The Company expects substantially all of these workforce reduction charges to result in cash expenditures. The Company expects to recognize the majority of these charges during the second half of 2026.

The estimated charges that the Company expects to incur are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs due to events associated with or resulting from Project Catalyst and the workforce reduction described above.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the risks and uncertainties related to the following:

•
the Company's ability to realize the anticipated cost savings or operating efficiencies associated with strategic initiatives, including Project Catalyst;
•
accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities;
•
reduced demand for Company products due to customer product reformulations or new technologies;
•
the Company’s ability to successfully develop or introduce new products;
•
compliance with laws and other legal restrictions, including those relating to the international scope of our business;
•
the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions;
•
domestic and global competition and the Company’s ability to successfully compete;
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
•
changes in tax policy and potentially adverse tax consequences due to the international scope of the Company’s operations;
•
downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning credit or capital markets;
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 73 percent of consolidated net sales for the first six months of 2026, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and one Asian site (Singapore).

•
In February 2026, the Company announced Project Catalyst, a comprehensive operational and efficiency plan. As part of Project Catalyst, the Board of Directors approved plans to shut down the Company's Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. The Company is mostly consolidating impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. The Company recognized $5.1 million and $70.5 million of pre-tax business restructuring expense related to these asset shutdowns during the second quarter and the first six months of 2026, respectively. This restructuring expense is captured on a separate Business Restructuring line item on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026. See Note 16, Business Restructuring, of the notes to the Company's consolidated financial statements for more details.

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first six months of 2026, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first six months of 2026, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

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

	Income (Expense)
	For the Three Months Ended June 30,
(In millions)	2026	2025	Change
Deferred Compensation (Operating expenses)	$(1.4)	$(1.8)	$0.4	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.2	1.6	(0.4)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(0.1)	$(0.1)	$—

	Income (Expense)
	For the Six Months Ended June 30,
(In millions)	2026	2025	Change
Deferred Compensation (Operating expenses)	$(2.0)	$(0.8)	$(1.2)	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.1	1.1	—
Investment Income (Other, net)	0.2	0.2	—
Pretax Income Effect	$(0.7)	$0.5	$(1.2)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
(In millions)	2026	2025	Increase	Increase Due to Foreign Translation
Net Sales	$684.1	$594.7	$89.4	$17.1
Gross Profit	100.0	71.9	28.1	2.9
Operating Income	37.2	18.0	19.2	2.1
Pretax Income	32.5	13.8	18.7	2.1

	For the Six Months Ended June 30,
(In millions)	2026	2025	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$1,288.6	$1,187.9	$100.7	$42.4
Gross Profit	164.8	147.3	17.5	5.4
Operating Income (Loss)	(12.4)	46.3	(58.7)	3.4
Pretax Income (Loss)	(21.9)	38.5	(60.4)	3.5

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 and 2025

Summary

Net income in the second quarter of 2026 was $22.9 million, or $1.00 per diluted share, versus $11.3 million, or $0.50 per diluted share, in the second quarter of 2025. Adjusted net income was $27.1 million, or $1.18 per diluted share, versus $12.0 million, or $0.52 per diluted share in the second quarter of 2025 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income (loss) and reported earnings (loss) per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $69.1 million in the second quarter of 2026, up 37 percent, versus $50.6 million in the second quarter of 2025. Adjusted EBITDA was $74.4 million, up 45 percent, versus $51.4 million in the second quarter of 2025 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the second quarter of 2026 compared to the second quarter of 2025. A detailed discussion of segment operating performance for the second quarter of 2026, compared to the second quarter of 2025, follows the summary.

Consolidated net sales increased $89.4 million, or 15 percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $54.4 million. The increase in average selling prices was mostly attributable to the pass-through of higher raw material costs, more favorable product mix, and pricing actions. Consolidated sales volume increased three percent and positively impacted the change in net sales by $17.9 million. Surfactant, Polymer and Specialty Products sales volume increased two, five and four percent, respectively, year-over-year. Organic sales volume (excluding the divestiture of assets in the Philippines and the exit of a product line in the UK) increased six percent year-over-year. Foreign currency translation positively impacted the year-over-year change in net sales by $17.1 million, primarily due to a weaker U.S. dollar against most of the currencies in locations where the Company conducts its business.

Operating income in the second quarter of 2026 increased $19.2 million, or 107 percent, versus operating income in the second quarter of 2025. Surfactant and Polymer operating income increased $21.0 million and $5.3 million, respectively, year-over-year. Specialty Products operating income decreased $0.3 million versus the second quarter of 2025. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses increased $6.8 million, year-over-year. Business restructuring expenses were $5.1 million in the second quarter of 2026 versus no restructuring expenses recognized during the second quarter of 2025. Foreign currency translation had a $2.1 million positive impact on operating income year-over-year.

Operating expenses (including deferred compensation) increased $3.7 million, or seven percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses were up one percent year-over-year. Higher incentive-based compensation expenses were mostly offset by the non-recurrence of a USEPA penalty recognized in 2025.
•
Administrative expenses were up $1.4 million, or six percent, primarily due to higher incentive-based compensation expenses.
•
Research, development and technical service (R&D) expenses increased $2.5 million, or 17 percent primarily due to higher incentive-based compensation expenses.
•
Deferred compensation was $1.4 million of expense in the second quarter of 2026 versus $1.8 million of expense in the prior year quarter. The $0.4 million year-over-year decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the second quarter of 2026 versus the second quarter of 2025. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the second quarter of 2026 increased $0.2 million, or four percent, versus the second quarter of 2025.

Other, net was $1.0 million of income in the second quarter of 2026 versus $1.3 million of income in the second quarter of 2025. The Company recognized $1.4 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2026 compared to $1.7 million of investment gains in the second quarter of 2025. In addition, the Company reported $0.4 million of foreign exchange losses in the second quarter of 2026 versus $0.6 million of foreign exchange losses in the second quarter of 2025. The Company's net periodic pension income was less than $0.1 million of income in the second quarter of 2026 versus $0.3 million of income in the second quarter of 2025.

The Company’s effective tax rate was 29.6 percent in the second quarter of 2026 versus 17.7 percent in the second quarter of 2025. The increase was primarily driven by a decrease in tax credit due to lower qualifying expenses associated with certain start-up costs which did not recur in 2026, and the non-recurrence of interest income recorded in Q2 2025 related to an audit settlement.

Segment Results

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2026	2025	Increase	Percent Change
Surfactants	$483,902	$411,456	$72,446	18
Polymers	178,007	162,751	15,256	9
Specialty Products	22,200	20,482	1,718	8
Total Net Sales	$684,109	$594,689	$89,420	15

(Dollars in thousands)	For the Three Months Ended June 30,
Operating Income	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$34,362	$13,367	$20,995	157
Polymers	22,469	17,159	5,310	31
Specialty Products	5,007	5,258	(251)	-5
Segment Operating Income	$61,838	$35,784	$26,054	73
Corporate Expenses, Excluding Deferred Compensation Expense	$23,226	$16,058	$7,168	45
Deferred Compensation Expense	$1,402	$1,761	$(359)	-20
Total Operating Income	$37,210	$17,965	$19,245	107

Surfactants

Surfactant net sales for the second quarter of 2026 increased $72.4 million, or 18 percent, versus net sales for the second quarter of 2025. Higher average selling prices had a $47.3 million favorable impact on the change in net sales. The higher average selling prices were mainly attributable to the pass through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased two percent and had a $9.9 million favorable impact on the change in net sales. Organic sales volume increased seven percent year-over-year. The Company believes a portion of the volume growth reflects customer pre-buying in response to geopolitical and product supply uncertainty. Foreign currency translation had a $15.2 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$273,715	$234,364	$39,351	17
Europe	81,965	74,605	7,360	10
Latin America	123,508	90,527	32,981	36
Asia	4,714	11,960	(7,246)	-61
Total Surfactants Segment	$483,902	$411,456	$72,446	18

Net sales for North American operations increased $39.4 million, or 17 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $30.9 million and were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased four percent and positively impacted the change in net sales by $8.5 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning and oilfield end markets.

Net sales for European operations increased $7.4 million, or 10 percent, due to higher average selling prices, the favorable impact of foreign currency translation, and a one percent increase in sales volume. These items positively impacted the change in net sales by $5.2 million, $1.4 million and $0.8 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs and pricing actions. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. The higher sales volume was primarily due to higher demand for products sold into the consumer products end markets, partially offset by lower demand for products sold into the crop productivity end markets.

Net sales for Latin American operations increased $33.0 million, or 36 percent, primarily due to the favorable impact of foreign currency translation, a 13 percent increase in sales volume, and higher average selling prices. These items positively impacted the change in net sales by $13.7 million, $11.8 million, and $7.5 million, respectively. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. The increase in sales volume was primarily due to higher demand for products sold into the commodity laundry and cleaning, industrial cleaning, and crop productivity end markets and to our distribution partners. The higher average selling prices were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions.

Net sales for Asian operations decreased $7.2 million, or 61 percent, versus the prior year quarter. A 76 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $9.1 million. The lower sales volume was mainly due to the divestiture of assets in the Philippines during the fourth quarter of 2025. Higher average selling prices positively impacted the change in net sales by $1.8 million. Foreign currency translation had a $0.1 million favorable impact on the change in net sales year-over-year.

Surfactant operating income for the second quarter of 2026 increased $21.0 million, or 157 percent, versus operating income for the second quarter of 2025. Gross profit increased $22.8 million, or 56 percent, and operating expenses increased $1.8 million, or seven percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$30,305	$19,311	$10,994	57
Europe	9,967	8,138	1,829	22
Latin America	21,134	10,986	10,148	92
Asia	2,201	2,361	(160)	-7
Surfactants Segment Gross Profit	$63,607	$40,796	$22,811	56
Operating Expenses	$29,245	$27,429	$1,816	7
Surfactants Segment Operating Income	$34,362	$13,367	$20,995	157

Gross profit for North American operations increased $11.0 million, or 57 percent, versus the prior year primarily due to higher average unit margins. The higher average unit margins favorably impacted the change in gross profit by $10.3 million and were attributable to more favorable product mix, pricing actions, the initial benefits from Project Catalyst actions and the non-recurrence of an environmental remediation reserve adjustment recognized in the second quarter of 2025. The four percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.7 million.

Gross profit for European operations increased $1.8 million, or 22 percent, primarily due to higher average unit margins and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $1.5 million and $0.2 million, respectively. The one percent increase in sales volume positively impacted the change in gross profit by $0.1 million.

Gross profit for Latin American operations increased $10.1 million, or 92 percent. Higher average unit margins, the favorable impact of foreign currency translation and the 13 percent increase in sales volume favorably impacted the year-over-year change in gross profit by $6.3 million, $2.4 million and $1.4 million, respectively. The higher average unit margins largely reflect more favorable product mix.

Gross profit for Asia operations decreased $0.2 million year-over-year primarily due to the double-digit decrease in sales volume resulting from the asset divestiture in the Philippines during the fourth quarter of 2025. The decline in sales volume negatively impacted the year-over-year change in gross profit by $1.8 million but was largely offset by higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $1.6 million and largely reflect lower overhead expenses resulting from production timing differences.

Operating expenses for the Surfactants segment increased $1.8 million, or seven percent, in the second quarter of 2026 versus the second quarter of 2025. This increase was largely due to higher incentive-based compensation expenses that were partially offset by the non-recurrence of a $1.1 million USEPA penalty recognized in the second quarter of 2025. In addition, foreign currency translation had a $0.7 million unfavorable impact on the year-over-year change in operating expenses.

Polymers

Polymer net sales for the second quarter of 2026 increased $15.3 million, or nine percent, versus net sales for the same period of 2025. A five percent increase in sales volume, higher average selling prices and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $7.4 million, $6.0 million and $1.9 million, respectively. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended June 30,
Net Sales	2026	2025	Increase	Percent Change
North America	$99,245	$88,251	$10,994	12
Europe	67,307	63,296	4,011	6
Asia and Other	11,455	11,204	251	2
Total Polymers Segment	$178,007	$162,751	$15,256	9

Net sales for North American operations increased $11.0 million, or 12 percent, year-over-year. Sales volume increased 15 percent and positively impacted the year-over-year change in net sales by $13.0 million. Sales volume of polyols used in rigid foam applications and within the commodity phthalic anhydride business increased 19 percent and 12 percent, respectively. Within rigid applications, spray foam sales increased triple digits. Lower average selling prices negatively impacted the change in net sales by $2.0 million.

Net sales for European operations increased $4.0 million, or six percent, year-over-year. Higher average selling prices and the favorable impact of foreign currency translation positively impacted the year-over-year change in net sales by $5.0 million and $1.2 million, respectively. The higher average selling prices were mainly attributable to the pass through of higher raw material costs. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect. A three percent decrease in sales volume negatively impacted the year-over-year change in net sales by $2.2 million. The lower sales volume reflects lower construction demand related to the macroeconomic environment and economic uncertainties.

Net sales for Asia and Other operations increased $0.3 million, or two percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $1.4 million and $0.7 million, respectively. A 16 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $1.8 million.

Polymer operating income in the second quarter of 2026 increased $5.3 million, or 31 percent, versus operating income in the second quarter of 2025. Gross profit increased $6.2 million, or 25 percent, and operating expenses increased $0.8 million, or 11 percent, year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended June 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$19,280	$13,799	$5,481	40
Europe	9,658	8,773	885	10
Asia and Other	1,841	2,055	(214)	-10
Polymers Segment Gross Profit	$30,779	$24,627	$6,152	25
Operating Expenses	$8,310	$7,468	$842	11
Polymers Segment Operating Income	$22,469	$17,159	$5,310	31

Gross profit for North American operations increased $5.5 million year-over-year. Higher average unit margins and the 15 percent increase in sales volume positively impacted the change in gross profit by $3.5 million and $2.0 million, respectively.

Gross profit for European operations increased $0.9 million, or 10 percent, versus the second quarter of 2025. This increase was primarily due to higher average unit margins and the favorable impact of the foreign currency translation. These two factors positively impacted the change in gross profit by $1.0 million and $0.2 million, respectively. The three percent decrease in sales volume negatively impacted the year-over-year change in net sales by $0.3 million.

Gross profit for Asia and Other operations decreased $0.2 million, or 10 percent, primarily due to the 16 percent decrease in sales volume. The decrease in sales volume negatively impacted the year-over-year change in gross profit by $0.3 million. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymer segment increased $0.8 million, or 11 percent, in the second quarter of 2026 versus the second quarter of 2025 primarily due to higher incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the second quarter of 2026 increased $1.7 million, or eight percent, versus net sales for the second quarter of 2025. Gross profit and operating income decreased $0.2 million and $0.3 million, respectively, year-over-year. The year-over-year decreases in gross profit and operating income were primarily due to less favorable product mix within the medium chain triglycerides (MCT) product line that was mostly offset by higher earnings in the food and flavor business.

Corporate Expenses

Corporate expenses, which include business restructuring, deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $6.8 million year-over-year. Corporate expenses were $24.6 million in the second quarter of 2026 versus $17.8 million in the second quarter of 2025. This increase was primarily due to a $5.1 million restructuring charge recognized in the second quarter of 2026 and higher year-over-year incentive-based compensation expenses. See Note 16, Business Restructuring, of the notes to the Company's consolidated financial statements for more details regarding the restructuring charge. These items were partially offset by a $0.4 million year-over-year decrease in deferred compensation expenses and a $0.6 million decrease in legacy environmental reserve expenses.

The $0.4 million decrease in deferred compensation expense was primarily due to a smaller increase in the market value of mutual fund investment assets during the second quarter of 2026 versus the second quarter of 2025. Partially offsetting the above, the market price of the Company's common stock increased $5.74 per share in the second quarter of 2026 versus a $0.46 per share decrease in the second quarter of 2025.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended June 30, 2026 and 2025:

	2026		2025
	June 30	March 31	June 30	March 31
Company Common Stock Price	$55.72	$49.98	$54.58	$55.04

Six Months Ended June 30, 2026 and 2025

Summary

The Company incurred an $18.5 million net loss in the first half of 2026, or a loss of $0.81 per diluted share, versus net income of $31.1 million, or $1.36 income per diluted share, in the first half of 2025. The current year loss resulted from $55.2 million of after-tax restructuring charges recognized in 2026. Adjusted net income was $37.4 million, or $1.63 per diluted share, versus $31.3 million, or $1.37 per diluted share in the first half of 2025 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income (loss) and reported earnings (loss) per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $52.7 million in the first half of 2026, down 51 percent from $108.6 million in the first half of 2025. Adjusted EBITDA was $124.1 million, up 14 percent, from $108.9 million in the first half of 2025 (see the "Reconciliation of non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported operating income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first half of 2026 compared to the first half of 2025. A detailed discussion of segment operating performance for the first half of 2026, compared to the first half of 2025, follows the summary.

Consolidated net sales increased $100.7 million, or eight percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $56.1 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Foreign currency translation positively impacted the year-over-year change in net sales by $42.4 million, due to a weaker U.S. dollar against all currencies in the locations that the Company conducts its business. Consolidated sales volume increased less than one percent and positively impacted the change in net sales by $2.2 million. Organic sales volume was up three percent year-over-year.

The Company incurred a $12.4 million operating loss in the first half of 2026 versus $46.3 million of operating income in the first half of 2025. Surfactant and Polymer operating income increased $10.6 million and $6.1 million, respectively, year-over-year. Specialty Products operating income decreased $1.0 million between years. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses increased $74.3 million, year-over-year. Business restructuring expenses were $70.5 million in the first six months of 2026 versus no restructuring expenses recognized in the first six months of 2025. Foreign currency translation had a $3.4 million favorable impact on operating income year-over-year.

Operating expenses (including deferred compensation) increased $5.6 million or six percent year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $0.3 million, or one percent, year-over-year.
•
Administrative expenses increased $1.3 million, or three percent, year-over-year primarily due to higher incentive-based compensation expenses.
•
Research, development and technical service (R&D) expenses increased $2.8 million, or 10 percent primarily due to higher incentive-based compensation expenses.
•
Deferred compensation was $2.0 million of expense in the first half of 2026 versus $0.8 million of expense in the first half of 2025. The $1.2 million year-over-year increase in deferred compensation expense primarily reflects an $8.36 per share increase in the market price of the Company's common stock during the first six months of 2026 versus a $10.12 per share decrease in the market price during the first six months of 2025. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first half of 2026 increased $1.1 million, or 11 percent, versus the first half of 2025. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2026 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025.

Other, net was $1.2 million of income in the first half of 2026 versus $1.8 million of income in the first half of 2025. The Company recognized $1.3 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in both the first half of 2026 and 2025. In addition, the Company reported $0.2 million of foreign exchange losses in the first half of 2026 versus less than $0.1 million of foreign exchange losses in the first half of 2025. The Company's net periodic pension income was less than $0.1 million in the first half of 2026 versus $0.5 million in the first half of 2025.

The Company’s effective tax rate was 15.7 percent in the first half of 2026 versus 19.2 percent in the first half of 2025. The decrease was primarily attributable to the geographical mix of income partially offset by select uncertain tax positions that did not recur in the first half of 2026. These amounts had a more pronounced impact on the effective tax rate due to the pre-tax loss in the first half of 2026 versus pre-tax income in the first half of 2025.

Segment Results

(In thousands)	For the Six Months Ended June 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$937,589	$841,793	$95,796	11
Polymers	308,036	308,867	(831)	0
Specialty Products	42,993	37,284	5,709	15
Total Net Sales	1,288,618	1,187,944	100,674	8

(In thousands)	For the Six Months Ended June 30,
Operating Income	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$52,910	$42,297	$10,613	25
Polymers	31,291	25,177	6,114	24
Specialty Products	9,722	10,766	(1,044)	-10
Segment Operating Income	$93,923	$78,240	$15,683	20
Corporate Expenses, Excluding Deferred Compensation Expense	$104,371	$31,222	$73,149	234
Deferred Compensation Expense	$1,964	$765	$1,199	157
Total Operating Income	$(12,412)	$46,253	$(58,665)	NM

Surfactants

Surfactant net sales for the first half of 2026 increased $95.8 million, or 11 percent, versus net sales for the first half of 2025. Higher average selling prices favorably impacted the change in net sales by $56.8 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased less than one percent and positively impacted the year-over-year change in net sales by $3.2 million. Organic sales volume increased four percent year-over-year. The Company believes a portion of the volume growth reflects customer pre-buying in response to geopolitical and product supply uncertainty. Foreign currency translation positively impacted the year-over-year change in net sales by $35.8 million. A comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$532,810	$486,099	$46,711	10
Europe	176,126	156,203	19,923	13
Latin America	220,118	173,291	46,827	27
Asia	8,535	26,200	(17,665)	-67
Total Surfactants Segment	$937,589	$841,793	$95,796	11

Net sales for North American operations increased $46.7 million, or 10 percent, year-over-year. Higher average selling prices had a $36.3 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased two percent and positively impacted the change in net sales by $10.0 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning, crop productivity, and oilfield end markets, partially offset by lower demand for products sold into the commodity laundry and cleaning end markets. Foreign currency translation favorably impacted the change in net sales by $0.4 million.

Net sales for European operations increased $19.9 million, or 13 percent, due to the favorable impact of foreign currency translation, higher average selling prices and a three percent increase in sales volume. These items positively impacted the change in net sales by $10.1 million, $5.6 million and $4.2 million, respectively. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. The higher average selling prices were primarily due to the pass-through of higher raw material costs and pricing actions. The higher sales volume was primarily due to higher demand for products sold into the commodity laundry and cleaning end markets.

Net sales for Latin American operations increased $46.8 million, or 27 percent, due to the favorable impact of foreign currency translation, a nine percent increase in sales volume and higher average selling prices. These items positively impacted the change in net sales by $25.2 million, $15.6 million and $6.0 million, respectively. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. The increase in sales volume was primarily due to higher demand for products sold into the commodity laundry and cleaning, industrial cleaning and crop productivity end markets and to our distribution partners. The higher average selling prices were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions.

Net sales for Asian operations decreased $17.7 million, or 67 percent, year-over-year. An 81 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $21.1 million. The lower sales volume was mainly due to the divestiture of assets in the Philippines during the fourth quarter of 2025. Higher average selling prices positively impacted the change in net sales by $3.4 million. Foreign currency translation had a negligible impact year-over-year.

Surfactant operating income for the first half of 2026 increased $10.6 million, or 25 percent, versus operating income for the first half of 2025. Gross profit increased $12.8 million, or 14 percent, and operating expenses increased $2.2 million, or four percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$54,187	$45,662	$8,525	19
Europe	21,408	18,844	2,564	14
Latin America	29,966	22,634	7,332	32
Asia	1,716	7,327	(5,611)	-77
Surfactants Segment Gross Profit	$107,277	$94,467	$12,810	14
Operating Expenses	$54,367	$52,170	$2,197	4
Surfactants Segment Operating Income	$52,910	$42,297	$10,613	25

Gross profit for North American operations increased $8.5 million, or 19 percent, versus the prior year primarily due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $7.6 million and were primarily attributable to more favorable product mix, pricing actions, the initial benefits from Project Catalyst actions and the non-recurrence of an environmental reserve adjustment recognized in the second quarter of 2025. A two percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.9 million.

Gross profit for European operations increased $2.6 million, or 14 percent, due to the favorable impact of foreign currency translation, higher average unit margins and the three percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $1.4 million, $0.7 million and $0.5 million, respectively.

Gross profit for Latin American operations increased $7.3 million, or 32 percent, due to the favorable impact of the foreign currency translation, higher average unit margins and the nine percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $3.3 million, $2.0 million and $2.0 million, respectively. The higher average unit margins were primarily due to a more favorable product mix.

Gross profit for Asia operations decreased $5.6 million year-over-year primarily due to the double-digit decrease in sales volume resulting from the asset divestiture in the Philippines during the fourth quarter of 2025. The decline in sales volume negatively impacted the year-over-year change in gross profit by $5.9 million. Higher average unit margins positively impacted the change in gross profit by $0.3 million.

Operating expenses for the Surfactants segment increased $2.2 million, or four percent, in the first half of 2026 versus the first half of 2025. This increase reflects higher incentive-based compensation expenses that were partially offset by the non-recurrence of a $1.1 million USEPA penalty recognized in the second quarter of 2025. In addition, foreign currency translation had a $1.6 million unfavorable impact on the change in operating expenses year-over-year.

Polymers

Polymers net sales for the first half of 2026 decreased $0.8 million, or less than one percent, versus net sales for the same period of 2025. Lower average selling prices negatively impacted the year-over-year change in net sales by $4.7 million. A one percent decrease in sales volume negatively impacted the change in net sales by $2.4 million. Foreign currency translation positively impacted the change in net sales by $6.3 million. A comparison of net sales by region follows:

(In thousands)	For the Six Months Ended June 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$171,047	$161,044	$10,003	6
Europe	114,841	124,438	(9,597)	-8
Asia and Other	22,148	23,385	(1,237)	-5
Total Polymers Segment	$308,036	$308,867	$(831)	0

Net sales for North American operations increased $10.0 million, or six percent, year-over-year. Sales volume increased 10 percent and positively impacted the year-over-year change in net sales by $16.5 million. Sales volume of polyols used in rigid foam applications and commodity phthalic anhydride increased 13 percent and 11 percent, respectively, year-over-year. Within rigid applications, spray foam sales volume increased triple digits. Sales volume of specialty polyols decreased four percent. Lower average selling prices negatively impacted the year-over-year change in net sales by $6.5 million.

Net sales for European operations decreased $9.6 million, or eight percent, year-over-year. An 11 percent decrease in sales volume and lower average selling prices negatively impacted the year-over-year change in net sales by $13.9 million and $0.8 million, respectively. The lower sales volume is due to lower construction demand related to the macroeconomic environment and economic uncertainties. Foreign currency translation positively impacted the change in net sales by $5.1 million. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations decreased $1.2 million, or five percent, primarily due to a nine percent decrease in sales volume and lower average selling prices. These items negatively impacted the year-over-year change in net sales by $2.1 million and $0.3 million, respectively. Foreign currency translation favorably impacted the change in net sales by $1.2 million.

Polymer operating income in the first half of 2026 increased $6.1 million, or 24 percent, versus operating income in the first half of 2025. Gross profit increased $6.9 million, or 17 percent and operating expenses increased $0.8 million or five percent year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended June 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$28,931	$18,435	$10,496	57
Europe	13,700	16,755	(3,055)	-18
Asia and Other	4,132	4,657	(525)	-11
Polymers Segment Gross Profit	$46,763	$39,847	$6,916	17
Operating Expenses	$15,472	$14,670	$802	5
Polymers Segment Operating Income	$31,291	$25,177	$6,114	24

Gross profit for North American operations increased $10.5 million, or 57 percent, year-over-year. This increase was primarily due to higher average unit margins and the 10 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $8.6 million and $1.9 million, respectively. The higher average unit margins largely reflect the non-recurrence of high cost of inventory carryover incurred in the prior year.

Gross profit for European operations decreased $3.1 million, or 18 percent, versus the first half of 2025. This decrease was primarily due to the 11 percent decrease in sales volume and lower average unit margins. These items negatively impacted the year-over-year change in gross profit by $1.9 million and $1.7 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.5 million.

Gross profit for Asia and Other operations decreased $0.5 million, or 11 percent, year-over year. This decrease was primarily due to the nine percent decrease in sales volume and lower average unit margins. These items negatively impacted the change in gross profit by $0.4 million and $0.3 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.2 million.

Operating expenses for the Polymer segment increased $0.8 million, or five percent, year-over-year.

Specialty Products

Specialty Products net sales for the first half of 2026 increased $5.7 million, or 15 percent, versus net sales for the first half of 2025. The increase was primarily due to a 15 percent increase in sales volume. Gross profit and operating income both decreased by $1.0 million. The year-over year decrease in both gross profit and operating income was primarily due to less favorable product mix within the MCT product line that was partially offset by higher earnings in the food and flavor business.

Corporate Expenses

Corporate expenses, which include business restructuring, deferred compensation, and other operating expenses that are not allocated to the reportable segments, increased $74.3 million, year-over-year. Corporate expenses were $106.3 million in the first half of 2026 versus $32.0 million in the first half of 2025. The increase was primarily due to a $70.5 million restructuring charge recognized in the first half of 2026. See Note 16, Business Restructuring, of the notes to the Company's consolidated financial statements for more details regarding the restructuring charge.

Deferred compensation expense increased $1.2 million year-over-year and was primarily due to an $8.36 per share increase in the market price of the Company's common stock during the first six months of 2026 versus a $10.12 per share decrease in the market price during the first six months of 2025.

The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense for the six months ended June 30, 2026 and 2025:

	2026	2025		2024
	June 30	December 31	June 30	December 31
Company Common Stock Price	$55.72	$47.36	$54.58	$64.70

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2026, operating activities were a cash source of $25.3 million versus a cash source of $18.1 million for the comparable period in 2025. For the first six months of 2026, investing cash outflows totaled $46.3 million versus cash outflows of $51.5 million in the prior year period. Financing activities were a cash source of $1.2 million versus a cash source of $13.3 million in the prior year period.

Cash and cash equivalents decreased $19.0 million compared to December 31, 2025, inclusive of an $0.8 million favorable foreign exchange rate impact. On June 30, 2026, the Company's cash and cash equivalents totaled $113.7 million. Cash in non-U.S. money market funds, which were rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch, totaled $10.5 million and cash in U.S. demand deposit accounts totaled $1.4 million. The Company’s non-U.S. subsidiaries held $101.8 million of cash and cash equivalents as of June 30, 2026.

Operating Activities

Net income during the first six months of 2026 decreased $49.5 million versus the comparable period in 2025. Working capital was a cash use of $77.2 million during the first six months of 2026 versus a cash use of $74.7 million in the comparable period in 2025.

Accounts receivable were a cash use of $104.3 million during the first six months of 2026 compared to a cash use of $31.8 million for the comparable period in 2025. Inventories were a cash use of $24.2 million in 2026 versus a cash use of $30.7 million in 2025. Accounts payable and accrued liabilities were a cash source of $56.4 million in 2026 compared to a cash use of $1.6 million for the same period in 2025.

Working capital requirements were higher in the first six months of 2026 compared to 2025 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher sales volume and higher selling prices due to the pass through of higher raw material costs. The change in accounts payable and accrued liabilities primarily reflects higher trade payables due to escalating raw material costs. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2026.

Investing Activities

Cash used for investing activities decreased $5.2 million year-over-year primarily due to lower capital expenditures in the first six months of 2026 versus the same period of 2025.

For 2026, the Company estimates that total capital expenditures will be in the range of $100.0 million to $110.0 million.

Financing Activities

Cash flow from financing activities was a source of $1.2 million in 2026 versus a source of $13.3 million in 2025. The year-over-year change reflects higher borrowings from the Company's revolving credit agreement during the first six months of 2026 versus the prior year period. These higher credit facility borrowings were more than offset by the non-recurrence of $75.0 million of senior unsecured notes issued in the second quarter of 2025.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the six months ended June 30, 2026. At June 30, 2026, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $20.7 million, from $626.7 million on December 31, 2025 to $647.4 million on June 30, 2026, primarily due to higher domestic borrowings from the Company's revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) was $533.7 million on June 30, 2026 versus $494.0 million at December 31, 2025.

As of June 30, 2026, the ratio of net debt to net debt plus shareholders’ equity was 31.0 percent versus 28.0 percent at December 31, 2025 (see the “Reconciliation of Non-GAAP Net Debt” section in this MD&A for further details). On June 30, 2026, the Company’s debt included $303.4 million of unsecured notes, with maturities ranging from 2026 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), an $80.0 million delayed-draw term loan borrowed pursuant to the Company’s credit agreement, $264.0 million of short-term loans borrowed under the Company’s revolving credit facility and no foreign credit line borrowings. As of June 30, 2026, the Company had outstanding letters of credit of $13.3 million, inclusive of $4.6 million issued under the Company’s revolving credit facility. The proceeds from the note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company’s credit agreement (the Credit Agreement) with a syndicate of banks provides for credit facilities in an initial aggregate principal amount of $450.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $100.0 million delayed draw term loan credit facility ($20.0 million of the term loan principal has been permanently repaid as scheduled), each of which matures on June 24, 2027. The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of June 30, 2026, the Company had outstanding letters of credit totaling $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.6 million at June 30, 2026.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At June 30, 2026, the Company’s foreign subsidiaries had no outstanding debt.

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

The Company believes it was in compliance with the covenants under its material debt agreements as of June 30, 2026.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2026 and 2025, the Company’s expenditures for capital projects related to environmental matters were $1.5 million and $4.4 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $22.1 million and $21.1 million for the six months ended June 30, 2026 and 2025, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.6 million to $46.5 million at June 30, 2026 and $19.3 million to $46.0 million at December 31, 2025. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $19.6 million at June 30, 2026 and $19.3 million at December 31, 2025. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to environmental remediation and certain other legal matters approximated $0.7 million for the six months ended June 30, 2026, compared to $2.6 million for the same period in 2025.

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

	Three Months Ended
(In millions, except per share amounts)	June 30, 2026		June 30, 2025
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$22.9	$1.00	$11.3	$0.50

Deferred Compensation (Income)/Expense (including related investment activity)	0.1	—	0.1	—
Environmental Remediation Expense	0.1	—	0.7	0.02
Business Restructuring	5.1	0.22	—	—
Total Pre-tax Adjustments	$5.3	$0.22	$0.8	$0.02
Cumulative Tax Effect on Above Adjustment Items	(1.1)	(0.04)	(0.1)	—
Adjusted Net Income	$27.1	$1.18	$12.0	$0.52

	Six Months Ended
(In millions, except per share amounts)	June 30, 2026		June 30, 2025
	Net Income (Loss)	Diluted EPS	Net Income	Diluted EPS
Net Income (Loss) Attributable to the Company as Reported	$(18.5)	$(0.81)	$31.1	$1.36

Deferred Compensation (Income)/Expense (including related investment activity)	0.7	0.03	(0.5)	(0.02)
Environmental Remediation Expense	0.2	—	0.8	0.03
Business Restructuring	70.6	3.08	—	—
Total Pre-tax Adjustments	$71.5	$3.11	$0.3	$0.01
Cumulative Tax Effect on Above Adjustment Items	(15.6)	(0.67)	(0.1)	—
Adjusted Net Income	$37.4	$1.63	$31.3	$1.37

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items. Refer to the Company's Condensed Consolidated Statements of Income for a bridge between Operating Income and Net Income.

	For the Three Months Ended June 30,
($ in millions)	2026	2025
Operating Income (Loss)	$37.2	$18.0
Depreciation and Amortization	30.9	31.3
Other, Net Income	1.0	1.3
EBITDA	$69.1	$50.6
Deferred Compensation	0.1	0.1
Environmental Remediation	0.1	0.7
Business Restructuring	5.1	—
Adjusted EBITDA	$74.4	$51.4

	For the Six Months Ended June 30,
($ in millions)	2026	2025
Operating Income (Loss)	$(12.4)	$46.3
Depreciation and Amortization	63.9	60.5
Other, Net Income	1.2	1.8
EBITDA	$52.7	$108.6
Deferred Compensation Expense (Income)	0.7	(0.5)
Environmental Remediation	0.2	0.8
Business Restructuring	70.5	—
Adjusted EBITDA	$124.1	$108.9

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	June 30, 2026	December 31, 2025
Current Maturities of Long-Term Debt as Reported	$403.3	$285.7
Long-Term Debt as Reported	244.1	341.0
Total Debt as Reported	647.4	626.7
Less Cash and Cash Equivalents as Reported	(113.7)	(132.7)
Net Debt	$533.7	$494.0
Equity	$1,212.0	$1,244.0
Net Debt plus Equity	$1,745.7	$1,738.0
Net Debt/Net Debt plus Equity	31%	28%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2025 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company's legal proceedings are described below:

On March 19, 2025, the Company received a pre-filing notice from USEPA for violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. As of June 30, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2026:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2026	217	(2)	$51.76	—	$125,050,905
May 2026	212	(2)	$50.86	—	$125,050,905
June 2026	290	(3)	$52.72	—	$125,050,905

Total	719		$51.88	—	$125,050,905

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
(3)
Includes 256 and 34 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the distribution of deferred management incentive compensation and the distribution of restricted stock units, respectively.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 5, 2026

/s/ Ruben D. Velasquez
Ruben D. Velasquez
Vice President and Chief Financial Officer