Form 10-Q
period 2026-09-30
STEPAN CO
filed 2026-11-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

Registrant’s telephone number, including area code (847) 446-7500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, $1 par value	22,734,661 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales	$692,154	$590,284	$1,980,772	$1,778,228
Cost of Sales	604,573	519,261	1,728,358	1,559,857
Gross Profit	87,581	71,023	252,414	218,371
Operating Expenses:
Selling	13,726	11,299	40,758	38,064
Administrative	26,607	22,864	72,123	67,079
Research, development and technical services	15,670	14,225	47,858	43,575
Deferred compensation expense	37	841	2,001	1,606
	56,040	49,229	162,740	150,324
Business restructuring (Note 16)	5,582	—	76,127	—
Operating Income	25,959	21,794	13,547	68,047
Other Income (Expense):
Interest, net	(6,344)	(6,815)	(17,037)	(16,426)
Other, net (Note 15)	212	1,536	1,377	3,344
	(6,132)	(5,279)	(15,660)	(13,082)

Income (Loss) Before Provision for Income Taxes	19,827	16,515	(2,113)	54,965
Provision for Income Taxes	2,014	5,676	(1,431)	13,074
Net Income (Loss)	17,813	10,839	(682)	41,891

Net Income (Loss) Per Common Share (Note 10):
Basic	$0.78	$0.47	$(0.03)	$1.83
Diluted	$0.78	$0.47	$(0.03)	$1.83

Shares Used to Compute Net Income (Loss) Per Common Share (Note 10):
Basic	22,906	22,875	22,897	22,869
Diluted	22,978	22,893	22,897	22,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$17,813	$10,839	$(682)	$41,891
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 11)	(3,999)	1,798	(1,552)	60,491
Defined benefit pension adjustments, net of tax (Note 11)	147	59	437	173
Derivative instrument activity, net of tax (Note 11)	(419)	(546)	(858)	(2,434)
Total Other Comprehensive Income (Loss)	(4,271)	1,311	(1,973)	58,230
Comprehensive Income (Loss)	$13,542	$12,150	$(2,655)	$100,121

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$98,092	$132,688
Receivables, net	502,070	387,959
Inventories (Note 6)	340,005	298,827
Other current assets	42,597	39,485
Total current assets	982,764	858,959
Property, Plant and Equipment:
Cost	2,781,628	2,787,036
Less: Accumulated depreciation	(1,648,737)	(1,567,409)
Property, plant and equipment, net	1,132,891	1,219,627
Goodwill, net	91,363	92,570
Other intangible assets, net	34,169	39,526
Long-term investments (Note 3)	14,468	21,270
Operating lease assets (Note 7)	54,588	62,494
Other non-current assets	80,154	63,256
Total assets	$2,390,397	$2,357,702
Liabilities and Equity
Current Liabilities:
Current maturities of debt (Note 14)	$292,410	$285,735
Accounts payable	315,189	261,723
Accrued liabilities	135,376	119,036
Total current liabilities	742,975	666,494
Deferred income taxes	11,008	11,450
Long-term debt, less current maturities (Note 14)	341,687	340,975
Non-current operating lease liabilities (Note 7)	42,394	49,340
Other non-current liabilities	33,546	45,433
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 27,470,614 issued shares in 2026 and 27,301,177 issued shares in 2025	27,471	27,301
Additional paid-in capital	267,506	259,820
Accumulated other comprehensive loss (Note 11)	(140,947)	(138,974)
Retained earnings	1,258,148	1,285,752
Less: Common treasury stock, at cost, 4,735,953 shares in 2026 and 4,676,739 shares in 2025	(193,391)	(189,889)
Total equity	1,218,787	1,244,010
Total liabilities and equity	$2,390,397	$2,357,702

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(682)	$41,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95,156	93,305
Deferred compensation (income) expense	2,001	1,606
Realized and unrealized loss on long-term investments	(991)	(2,008)
Stock-based compensation	5,787	4,468
Deferred income taxes	(14,290)	1,733
Business restructuring	63,368	—
Other non-cash items	1,473	1,227
Changes in assets and liabilities:
Receivables, net	(117,986)	(25,308)
Inventories	(40,951)	(24,848)
Other current assets	(2,931)	(7,409)
Accounts payable and accrued liabilities	62,896	6,524
Pension liabilities	657	(673)
Environmental and legal liabilities	2,576	(546)
Deferred revenues	(1,444)	(2,071)
Net Cash Provided By Operating Activities	54,639	87,891
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(75,449)	(87,896)
Other, net	7,978	6,878
Net Cash Used In Investing Activities	(67,471)	(81,018)
Cash Flows From Financing Activities
Credit facility borrowings and bank overdrafts, net (Note 14)	179,474	3,582
Credit facility payments (Note 14)	(127,174)	—
Other debt borrowings	—	75,000
Other debt repayments	(45,000)	(48,571)
Dividends paid	(26,922)	(26,095)
Stock option exercises	294	104
Other, net	(3,444)	(1,760)
Net Cash Provided By (Used In) Financing Activities	(22,772)	2,260
Effect of Exchange Rate Changes on Cash	1,008	9,739
Net Decrease in Cash and Cash Equivalents	(34,596)	18,872
Cash and Cash Equivalents at Beginning of Period	132,688	99,665
Cash and Cash Equivalents at End of Period	$98,092	$118,537
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$16,255	$4,065
Cash payments of interest	$20,933	$20,330

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Unaudited

1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K).

2.
RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity for the three and nine months ended September 30, 2026 and 2025:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2026	$1,212,046	$27,468	$265,273	$(193,334)	$(136,676)	$1,249,315

Issuance of 0 shares of common stock under incentive compensation plan	—	—	—	—	—	—

Stock-based and deferred compensation	2,179	3	2,233	(57)	—	—

Net income	17,813	—	—	—	—	17,813

Other comprehensive income (loss)	(4,271)	—	—	—	(4,271)	—

Cash dividends paid:
Common stock ($0.395 per share)	(8,980)	—	—	—	—	(8,980)
Balance, September 30, 2026	$1,218,787	$27,471	$267,506	$(193,391)	$(140,947)	$1,258,148

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2025	$1,244,010	$27,301	$259,820	$(189,889)	$(138,974)	$1,285,752

Issuance of 6,694 shares of common stock under incentive compensation plan	294	7	287	—	—	—

Stock-based and deferred compensation	4,060	163	7,399	(3,502)	—	—

Net income (loss)	(682)	—	—	—	—	(682)

Other comprehensive income (loss)	(1,973)	—	—	—	(1,973)	—

Cash dividends paid:
Common stock ($1.185 per share)	(26,922)	—	—	—	—	(26,922)
Balance, September 30, 2026	$1,218,787	$27,471	$267,506	$(193,391)	$(140,947)	$1,258,148

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, June 30, 2025	$1,241,713	$27,291	$256,575	$(189,786)	$(139,919)	$1,287,552

Issuance of 0 shares of common stock under incentive compensation plan	—	—	—	—	—	—

Stock-based and deferred compensation	1,618	3	1,620	(5)	—	—

Net income	10,839	—	—	—	—	10,839

Other comprehensive income	1,311	—	—	—	1,311	—

Cash dividends paid:
Common stock ($0.385 per share)	(8,709)	—	—	—	—	(8,709)
Balance, September 30, 2025	$1,246,772	$27,294	$258,195	$(189,791)	$(138,608)	$1,289,682

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Common Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance, December 31, 2024	$1,169,934	$27,156	$253,779	$(188,049)	$(196,838)	$1,273,886

Issuance of 2,473 shares of common stock under incentive compensation plan	104	2	102	—	—	—

Stock-based and deferred compensation	2,708	136	4,314	(1,742)	—	—

Net income	41,891	—	—	—	—	41,891

Other comprehensive income	58,230	—	—	—	58,230	—

Cash dividends paid:
Common stock ($1.155 per share)	(26,095)	—	—	—	—	(26,095)
Balance, September 30, 2025	$1,246,772	$27,294	$258,195	$(189,791)	$(138,608)	$1,289,682

3.
FAIR VALUE MEASUREMENTS

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement. The Company's cash and cash equivalents included money market funds totaling $9,095,000 and $13,807,000 at September 30, 2026 and December 31, 2025, respectively.

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

The Company's fair value measurements for debt fall in Level 2 of the fair value hierarchy. At September 30, 2026, and December 31, 2025, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $189,000 and $275,000 as of September 30, 2026 and December 31, 2025, respectively):

(In thousands)	September 30, 2026	December 31, 2025
Fair value	$619,381	$619,027
Carrying value	634,286	626,985

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2026, and December 31, 2025, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2026	Level 1	Level 2	Level 3
Mutual fund assets	$14,468	$14,468	$—	$—
Derivative assets:
Interest rate contracts	1,123	—	1,123	—
Foreign currency contracts	702	—	702	—
Total assets at fair value	$16,293	$14,468	$1,825	$—
Derivative liabilities:
Foreign currency contracts	$582	$—	$582	$—

(In thousands)	December 31, 2025	Level 1	Level 2	Level 3
Mutual fund assets	$21,270	$21,270	$—	$—
Derivative assets:
Interest rate contracts	1,974	—	1,974	—
Foreign currency contracts	423	—	423	—
Total assets at fair value	$23,667	$21,270	$2,397	$—
Derivative liabilities:
Foreign currency contracts	$340	$—	$340	$—

4.
DERIVATIVE INSTRUMENTS

At September 30, 2026, and December 31, 2025, the Company had open forward foreign currency exchange contracts to buy or sell foreign currencies with U.S. dollar equivalent amounts of $54,239,000 and $57,755,000, respectively. All forward foreign exchange contracts at September 30, 2026 had durations of one month to three months.

The Company is currently exposed to volatility in short-term interest rates and has mitigated certain portions of that risk by using an interest rate swap. The interest rate swap is recognized on the balance sheet as either an asset or a liability measured at fair value. At September 30, 2026, the Company held an interest rate swap contract with a notional value of $100,000,000 that was designated as a cash flow hedge. Period-to-period changes in the fair value of the interest rate swap are initially recognized as gains or losses in other comprehensive income. As the interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings. The maturity date of the current interest rate swap contract is March 10, 2027.

The fair values of the derivative instruments held by the Company on September 30, 2026, and December 31, 2025, are disclosed in Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q). Derivative instrument gains and losses for the three and nine months ended September 30, 2026 and 2025, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months ended September 30, 2026 and 2025, see Note 11, Accumulated Other Comprehensive Income (Loss), of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

5.
STOCK-BASED COMPENSATION

Compensation expense recorded for all stock options, performance shares, time-based restricted stock units (RSUs) and stock appreciation rights (SARs) was as follows:

(In thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2026	2025	2026	2025
$2,167	$1,404	$5,787	$4,468

The increase in stock-based compensation expense for both the third quarter and first nine months of 2026, compared to the same periods of 2025, was primarily attributable to management's forecast of higher performance target achievements for certain performance share award grants.

Unrecognized compensation costs for stock options, performance shares, RSUs and SARs were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Stock options	$107	$109
Performance shares and RSUs	11,651	6,838
SARs	3,204	2,602

The change in unrecognized compensation costs was primarily due to new grants issued in 2026.

The Company granted the following awards in the first nine months of 2026:

Shares
Stock options	3,936
Performance shares (at target) and RSUs	220,825
SARs	146,977

The unrecognized compensation costs at September 30, 2026, are expected to be recognized over weighted-average periods of 1.8 years for stock options, 2.0 years for performance shares and RSUs and 1.9 years for SARs.

6.
INVENTORIES

The composition of inventories at September 30, 2026, and December 31, 2025, was as follows:

(In thousands)	September 30, 2026	December 31, 2025
Finished goods	$237,345	$220,094
Raw materials	102,660	78,733
Total inventories	$340,005	$298,827

7.
LEASES

Lease cost is recognized in both the Cost of Sales and Operating Expenses sections of the Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$4,703	$4,894	$14,096	$14,457
Short-term lease cost	2,026	2,691	6,998	8,005
Variable lease cost	361	395	976	1,163
Total lease cost	$7,090	$7,980	$22,070	$23,625
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,670	$4,879	$13,975	$14,456
Right-of-use assets obtained in exchange for new operating lease liabilities	117	755	1,319	1,015

The following table outlines the maturities of lease liabilities as of September 30, 2026.

(In thousands)
Undiscounted Cash Flows:
2026 (excluding the nine months ended September 30, 2026)	$4,611
2027	14,389
2028	9,969
2029	8,748
2030	7,303
Subsequent to 2030	17,679
Total Undiscounted Cash Flows	$62,699
Less: Imputed interest	(6,157)
Present value	$56,542
Current operating lease liabilities (1)	14,148
Non-current operating lease liabilities	42,394
Total lease liabilities	$56,542
(1)
This item is included in the Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	6 Years
Weighted-average discount rate-operating leases	3.9%

As of September 30, 2026, the Company had a railcar lease, valued at approximately $355,000, that had not commenced. The lease will commence during the fourth quarter of 2026 with a lease term of five years.

8.
CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental assessment, protection and remediation matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 as well as comparable regulations applicable to the Company’s foreign locations. Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of sites where cleanup costs have been or may be incurred by the Company under CERCLA and similar state statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims.

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2026, the Company estimated a range of possible environmental losses and legal losses of $21,847,000 to $48,702,000. Within the range of possible environmental losses and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $21,847,000 at September 30, 2026 and $19,272,000 at December 31, 2025. In the third quarter of 2026, the Company accrued an additional $2,721,000 for remediation expenses at the Company's Maywood, New Jersey site due to a change in cost estimates and scope of ongoing remediation activities. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $2,270,000 and $4,030,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2026:

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

As noted above, during the third quarter of 2026 the Company increased its accrual for the environmental remediation cost at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change again as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other potentially responsible parties are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

D’Imperio Property Site

During the mid-1970s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a potentially responsible party in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio site. The Company is cooperating with other potentially responsible parties to implement the selected remedy. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the Company’s current recorded liability.

Wilmington Site

Property formerly owned and operated by the Company in Wilmington, Massachusetts was listed on the National Priorities List in 2006. The Company, together with the current site owner and another potentially responsible party, entered into an Administrative Order on Consent in July 2007 to undertake a Remedial Investigation and Feasibility Study. A ROD was issued by the USEPA on March 30, 2021. The Company and three other potentially responsible parties entered into a consent decree, dated September 28, 2023, with USEPA and the Commonwealth of Massachusetts that requires the remedial design and remedial action of the remedy selected in the ROD for two operable units and an interim remedy for another operable unit. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. The Company is contractually obligated to contribute up to five percent of the environmental response costs incurred by the current owner, with no limitation on the ultimate amount of contributions. The Company had paid the current owner $4,500,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2026. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current recorded liability.

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

Other Matters

On March 19, 2025, the Company received a pre-filing notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1,126,000, which the Company paid on July 2, 2025. As of September 30, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

9.
POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$1,646	$1,700	$4,938	$5,100
Expected return on plan assets	(1,848)	(2,002)	(5,543)	(6,007)
Amortization of net actuarial loss (gain)	109	(19)	326	(57)
Net periodic benefit cost	$(93)	$(321)	$(279)	$(964)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$179	$179	$536	$525
Expected return on plan assets	(202)	(208)	(605)	(608)
Amortization of net actuarial loss	85	98	255	287
Net periodic benefit cost	$62	$69	$186	$204

Employer Contributions

U.S. Plans

In September 2026, the Company contributed $880,000 to the U.S. qualified defined benefit plans and $118,000 to the U.S. unfunded non-qualified pension plans as of September 30, 2026. The Company expects to contribute an additional $29,000 to the non-qualified plans during the fourth quarter of 2026.

U.K. Plan

The Company’s U.K. subsidiary does not expect to contribute to its defined benefit pension plan in 2026.

Defined Contribution Plans

The Company sponsors retirement defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan (profit sharing plan), and one non-qualified supplemental executive plan. In the nine months ended September 30, 2026 and 2025, the Company made contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. Approximately 85 percent of union and non-union employees are eligible for either the Company's sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company's sponsored profit sharing contributions. In 2025 and 2026, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retirement savings contributions	$2,242	$2,256	$6,896	$6,815
Profit sharing contributions	900	602	2,568	2,207
Total defined contribution plan expenses	$3,142	$2,858	$9,464	$9,022

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust is comprised of various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s condensed consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciate and decrease when the value of the trust assets decline (i.e., supplemental plan income is recognized). At September 30, 2026, the balance of the trust assets was $347,000 which equaled the balance of the supplemental plan liabilities. See Note 3, Fair Value Measurements, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for further information regarding the Company’s mutual fund assets.

10.
EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic Earnings per Share
Net income (loss)	$17,813	$10,839	$(682)	$41,891
Weighted-average number of common shares outstanding	22,906	22,875	22,897	22,869
Basic earnings per share	$0.78	$0.47	$(0.03)	$1.83

Computation of Diluted Earnings per Share
Net income (loss)	$17,813	$10,839	$(682)	$41,891
Weighted-average number of shares outstanding	22,906	22,875	22,897	22,869
Add weighted-average net shares from assumed exercise of options (under treasury stock method)(1)(2)	—	7	—	9
Add weighted-average net shares related to unvested stock awards (under treasury stock method)(2)	61	7	—	4
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)(1)(2)	—	4	—	6
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)(2)	11	—	—	—
Weighted-average shares applicable to diluted earnings	22,978	22,893	22,897	22,888
Diluted earnings per share	$0.78	$0.47	$(0.03)	$1.83

(1)
Options/SARs to acquire 1,053,061 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three months ended September 30, 2026. Options/SARs to acquire 1,206,200 and 1,208,435 shares of the Company's common stock were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2025, respectively. The options/SARs' exercise prices were greater than the average market price for the Company's common stock and inclusion of the instruments would have had an antidilutive effect on the computations of the earnings per share.
(2)
For the nine months ended September 30, 2026, potential common shares were excluded from the computation of diluted earnings per share because of their anti-dilutive effect due to the net loss for the first nine months in 2026.

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2025	$(117,109)	$(25,882)	$3,072	$(139,919)
Other comprehensive income (loss) before reclassifications	1,798	—	(544)	1,254
Amounts reclassified from AOCI	—	59	(2)	57
Net current-period other comprehensive income (loss)	1,798	59	(546)	1,311
Balance at September 30, 2025	$(115,311)	$(25,823)	$2,526	$(138,608)

Balance at June 30, 2026	$(111,535)	$(26,692)	$1,551	$(136,676)
Other comprehensive income (loss) before reclassifications	(3,999)	—	(417)	(4,416)
Amounts reclassified from AOCI	—	147	(2)	145
Net current-period other comprehensive income (loss)	(3,999)	147	(419)	(4,271)
Balance at September 30, 2026	$(115,534)	$(26,545)	$1,132	$(140,947)

Balance at December 31, 2024	$(175,802)	$(25,996)	$4,960	$(196,838)
Other comprehensive income (loss) before reclassifications	60,491	—	(2,427)	58,064
Amounts reclassified from AOCI	—	173	(7)	166
Net current-period other comprehensive income (loss)	60,491	173	(2,434)	58,230
Balance at September 30, 2025	$(115,311)	$(25,823)	$2,526	$(138,608)

Balance at December 31, 2025	$(113,982)	$(26,982)	$1,990	$(138,974)
Other comprehensive income (loss) before reclassifications	(1,552)	—	(851)	(2,403)
Amounts reclassified from AOCI	—	437	(7)	430
Net current-period other comprehensive income (loss)	(1,552)	437	(858)	(1,973)
Balance at September 30, 2026	$(115,534)	$(26,545)	$1,132	$(140,947)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2026 and 2025, is displayed below:

(In thousands)	Amount Reclassified from AOCI (1)
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Condensed Consolidated Statements of Income
	2026	2025	2026	2025
Amortization of defined benefit pension actuarial losses	$(194)	$(79)	$(581)	$(230)	(2)
	47	20	144	57	Tax benefit
	$(147)	$(59)	$(437)	$(173)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	7	7	Cost of sales
	2	2	7	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$7	$7	Net of tax
Total reclassifications for the period	$(145)	$(57)	$(430)	$(166)	Net of tax

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
12.
SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The following is segment data for the three and nine months ended September 30, 2026 and 2025, and reconciliations of segment data to the condensed consolidated financial statements:

	For the Three Months Ended September 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$486,633	$178,650	$26,871	$692,154
Cost of Sales (1)	432,039	156,346	15,855	604,240
Operating Expenses (2)	27,154	7,735	831	35,720
Operating Income	$27,440	$14,569	$10,185	$52,194
Unallocated Corporate Expenses (3)	—	—	—	(26,235)
Consolidated Operating Income				$25,959

Segment Capital Expenditures	$14,733	$5,730	$824	$21,287
Unallocated Capital Expenditures (4)	—	—	—	(132)
Consolidated Capital Expenditures				$21,155

Segment Depreciation and Amortization	$20,800	$8,707	$1,464	$30,971
Unallocated Depreciation and Amortization (5)	—	—	—	318
Consolidated Depreciation and Amortization				$31,289

	For the Nine Months Ended September 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$1,424,222	$486,686	$69,864	$1,980,772
Cost of Sales (1)	1,262,351	417,619	47,221	1,727,191
Operating Expenses (2)	81,521	23,207	2,736	107,464
Operating Income	$80,350	$45,860	$19,907	$146,117
Unallocated Corporate Expenses (3)	—	—	—	(132,570)
Consolidated Operating Income				$13,547

Segment Capital Expenditures	$53,173	$19,525	$3,278	$75,976
Unallocated Capital Expenditures (4)	—	—	—	(527)
Consolidated Capital Expenditures				$75,449

Segment Depreciation and Amortization	$63,888	$25,981	$4,384	$94,253
Unallocated Depreciation and Amortization (5)	—	—	—	903
Consolidated Depreciation and Amortization				$95,156

	For the Three Months Ended September 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$422,358	$143,928	$23,998	$590,284
Cost of Sales (1)	382,447	123,025	13,541	519,013
Operating Expenses (2)	24,193	6,799	823	31,815
Operating Income	$15,718	$14,104	$9,634	$39,456
Unallocated Corporate Expenses (3)	—	—	—	(17,662)
Consolidated Operating Income				$21,794

Segment Capital Expenditures	$21,752	$6,401	$902	$29,055
Unallocated Capital Expenditures (4)	—	—	—	495
Consolidated Capital Expenditures				$29,550

Segment Depreciation and Amortization	$22,306	$8,270	$1,461	$32,037
Unallocated Depreciation and Amortization (5)	—	—	—	709
Consolidated Depreciation and Amortization				$32,746

	For the Nine Months Ended September 30, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Net Sales	$1,264,151	$452,795	$61,282	$1,778,228
Cost of Sales (1)	1,129,773	392,045	38,231	1,560,049
Operating Expenses (2)	76,363	21,469	2,651	100,483
Operating Income	$58,015	$39,281	$20,400	$117,696
Unallocated Corporate Expenses (3)	—	—	—	(49,649)
Consolidated Operating Income				$68,047

Segment Capital Expenditures	$65,431	$18,053	$2,848	$86,332
Unallocated Capital Expenditures (4)	—	—	—	1,564
Consolidated Capital Expenditures				$87,896

Segment Depreciation and Amortization	$62,873	$24,683	$4,422	$91,978
Unallocated Depreciation and Amortization (5)	—	—	—	1,327
Consolidated Depreciation and Amortization				$93,305

The following is segment assets at September 30, 2026 and December 31, 2025, and reconciliations of segment assets to the condensed consolidated financial statements.

	As of September 30, 2026
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,646,848	$538,930	$87,312	$2,273,090
Unallocated Assets (6)	—	—	—	117,307
Consolidated Assets				$2,390,397

	As of December 31, 2025
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Segment Assets	$1,630,551	$536,748	$82,300	$2,249,599
Unallocated Assets (6)	—	—	—	108,103
Consolidated Assets				$2,357,702

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
(4)
Unallocated capital expenditures primarily include capital expenditures related to the Company’s corporate headquarters.
(5)
Unallocated depreciation and amortization primarily includes depreciation related to the Company’s corporate headquarters.
(6)
Unallocated assets primarily include assets in the Company’s corporate headquarters.
13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounts receivable financing programs under which the Company has the ability to sell eligible receivables for select customers to select banking institutions. For the three months ended September 30, 2026 and 2025, the Company’s cash proceeds from the sale of receivables were $23,911,000 and $22,730,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s cash proceeds from the sale of receivables were $64,025,000 and $77,805,000, respectively. Financing charges incurred from the sale of accounts receivable qualifying as sales for the three and nine months ended September 30, 2026 and 2025 were immaterial.

As of September 30, 2026 and December 31, 2025, the Company had $437,000 and $218,000 of contract liabilities and no contract assets, respectively. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company maintains a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $218,000 of revenue in the first nine months of 2026 from pre-existing contract liabilities at December 31, 2025.

In addition, during 2020, the Company recorded $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs. At September 30, 2026, $554,000 was classified as long-term and $2,216,000 was classified as short-term. This deferred revenue is being recognized over the period of the contract and $7,939,000 of revenue has been recognized from the beginning of the contract term through September 30, 2026.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2026 and 2025. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

(In thousands)	For the Three Months Ended September 30, 2026
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$267,884	$105,699	$24,299	$397,882
Europe	76,011	59,635	2,450	138,096
Latin America	137,222	85	122	137,429
Asia	5,516	13,231	—	18,747
Total	$486,633	$178,650	$26,871	$692,154

(In thousands)	For the Nine Months Ended September 30, 2026
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$800,694	$276,746	$62,209	$1,139,649
Europe	252,137	174,476	7,411	434,024
Latin America	357,340	360	244	357,944
Asia	14,051	35,104	—	49,155
Total	$1,424,222	$486,686	$69,864	$1,980,772

(In thousands)	For the Three Months Ended September 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$233,333	$78,795	$20,689	$332,817
Europe	74,382	53,830	3,095	131,307
Latin America	98,444	200	214	98,858
Asia	16,199	11,103	—	27,302
Total	$422,358	$143,928	$23,998	$590,284

(In thousands)	For the Nine Months Ended September 30, 2025
Geographic Market	Surfactants	Polymers	Specialty	Total
North America	$719,432	$239,839	$50,986	$1,010,257
Europe	230,585	178,268	9,876	418,729
Latin America	271,735	700	420	272,855
Asia	42,399	33,988	—	76,387
Total	$1,264,151	$452,795	$61,282	$1,778,228

14.
DEBT

At September 30, 2026 and December 31, 2025, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2026	December 31, 2025
Senior unsecured notes
3.95% (net of unamortized debt issuance cost of $23 and $56 for 2026 and 2025, respectively)	2026-2027	$14,262	$28,515
2.30% (net of unamortized debt issuance cost of $39 and $55 for 2026 and 2025, respectively)	2026-2028	19,962	29,945
2.37% (net of unamortized debt issuance cost of $43 and $60 for 2026 and 2025, respectively)	2026-2028	19,957	29,940
2.73% (net of unamortized debt issuance cost of $39 and $52 for 2026 and 2025, respectively)	2026-2031	85,675	85,662
2.83% (net of unamortized debt issuance cost of $45 and $52 for 2026 and 2025, respectively)	2026-2032	64,241	74,948
6.17% (net of unamortized debt issuance cost of $0 and $0 for 2026 and 2025, respectively)	2029-2033	75,000	75,000
Credit facility - revolving credit facility and term loan borrowing	2026-2031	355,000	302,700
Total debt		$634,097	$626,710
Less current maturities		292,410	285,735
Long-term debt		$341,687	$340,975

The Company's long-term debt financing is comprised of certain senior unsecured notes issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), totaling $279,097,000 as of September 30, 2026. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 2.30 percent to 6.17 percent. The notes had original maturities of seven to 12 years with mandatory principal payments beginning four, five and six years after issuance. The Company will be required to make principal payments on the currently outstanding notes from 2026 to 2033.

On September 25, 2026, the Company entered into a new credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for credit facilities in an initial aggregate principal amount of $500,000,000, consisting of (a) a $350,000,000 multi-currency revolving credit facility and (b) a $150,000,000 delayed-draw term loan credit facility, each of which matures on September 25, 2031. The Credit Agreement replaced the Company's prior $450,000,000 credit agreement entered into on June 24, 2022, consisting of a $350,000,000 multi-currency revolving credit facility and a $100,000,000 delayed-draw term loan facility. For lenders that exited the syndicate, the Company accounted for such activity as a debt extinguishments. For lenders participating in the cashless roll, the Company accounted for such activity as a debt modification.

The Company also has a credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) that provides for a credit facility in an aggregate principal amount of $8,700,000. The facility is for the sole purpose of the issuance of standby letters of credit. As of September 30, 2026, the Company had an outstanding letter of credit of $8,694,000 under the CIC Credit Agreement.

The Company maintains import and export letters of credit, and standby letters of credit in connection with its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit facility pursuant to the Credit Agreement. As of September 30, 2026, the Company had outstanding letters of credit totaling $4,404,000 and $355,000,000 of outstanding borrowings under the Credit Agreement, inclusive of a $125,000,000 delayed-draw term loan. There was $140,596,000 available under the Credit Agreement as of September 30, 2026.

The Company's foreign subsidiaries had no debt outstanding at September 30, 2026.

The Company’s material debt agreements contain provisions which, among other covenants, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $117,813,000 and $263,923,000 at September 30, 2026 and December 31, 2025, respectively.

15.
OTHER, NET

Other, net in the condensed consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange gain	$219	$229	$22	$209
Investment income	56	121	271	367
Realized and unrealized (loss) gain on investments	(94)	934	991	2,008
Net periodic benefit cost	31	252	93	760
Other, net	$212	$1,536	$1,377	$3,344

16.
BUSINESS RESTRUCTURING

In February 2026, as part of the Company's Project Catalyst, a comprehensive operational and efficiency plan, the Company’s Board of Directors (the Board) approved plans to shut down the Company’s Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. The Company is mostly consolidating the impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers. Total pre-tax business restructuring expenses related to the asset shutdowns for the third quarter of 2026 and the first nine months of 2026 were $3,006,000 and $73,551,000, respectively. Restructuring costs in the first nine months of 2026 included $61,309,000 of asset impairment charges. The Fieldsboro, New Jersey site, Elwood, Illinois (Millsdale) site and Stalybridge, U.K. site recognized $42,109,000, $14,332,000 and $4,868,000, respectively, in asset impairment charges. During the first nine months of 2026, the Company also recognized $10,348,000 and $1,894,000 of decommissioning/other and termination expenses, respectively.

On July 28, 2026, the Board approved a plan (as part of Project Catalyst) to reduce the Company’s global salaried workforce by around 100 roles or approximately seven percent of global salaried headcount. During the third quarter of 2026, the Company incurred $2,576,000 of expenses associated with this global workforce reduction, consisting primarily of employee severance, benefits and related costs. Substantially all of these workforce reduction charges resulted in cash expenditures.

Although the majority of the restructuring charges related to the Company's business segments, primarily Surfactants, these charges were excluded from segment results and are shown on a separate Business restructuring line item in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025. Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Decommissioning and Other Charges	Termination Benefits	Total
Restructuring liability at January 1, 2026	$—	$—	$—
Expenses accrued during the period	1,405	815	2,220
Amounts paid	—	—	—
Foreign currency translation	—	—	—
Restructuring liability at March 31, 2026	$1,405	$815	$2,220
Expenses accrued during the period	3,299	77	3,376
Amounts paid	(2,888)	(775)	(3,663)
Foreign currency translation	(3)	7	4
Restructuring liability at June 30, 2026	$1,813	$124	$1,937
Expenses accrued during the period	460	505	965
Amounts paid	(630)	(510)	(1,140)
Foreign currency translation	1	—	1
Restructuring liability at September 30, 2026	$1,644	$119	$1,763

The Company anticipates recognizing total restructuring expenses in the range of $77,000,000 to $80,000,000 for full year 2026.

17.
NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $8,746,000 and $12,648,000 that were unpaid at September 30, 2026 and 2025, respectively. Noncash financing activities included the issuance of 162,743 shares of the Company’s common stock (valued at $8,794,000) and 134,770 shares of the Company’s common stock (valued at $7,945,000) under the Company’s equity incentive compensation plan during the period ended September 30, 2026 and 2025, respectively.

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

19.
SUBSEQUENT EVENT

On April 24, 2026, the Company entered into a Purchase and Sale Agreement to sell a parcel of the Company’s land near its Elwood, IL (Millsdale) site. On October 27, 2026, the Company closed on the transaction at a selling price of $28,500,000. Cash proceeds (net of closing costs) were $28,062,000. The Company intends to use the full cash proceeds to pay down debt.

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
•
the Company’s ability to identify suitable acquisition candidates and successfully complete and integrate acquisitions;
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
•
the Company’s ability to maintain and protect its intellectual property rights;
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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants – Surfactants, which accounted for 71 percent of consolidated net sales for the first nine months of 2026, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and one Asian site (Singapore).

Polymers – Polymers, which accounted for 25 percent of consolidated net sales for the first nine months of 2026, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols are manufactured at the Company’s Elwood, Illinois (Millsdale) and Wilmington, North Carolina sites. Phthalic anhydride is manufactured at the Company’s Millsdale site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s plants in Germany and the Netherlands and specialty polyols are manufactured at the Company’s Poland site. In Asia, polyurethane polyols and specialty polyols are manufactured at the Company’s China plant.

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first nine months of 2026, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

Project Catalyst

In February 2026, the Company announced Project Catalyst, a comprehensive operational and efficiency plan. As part of Project Catalyst, the Board of Directors approved plans to shut down the Company's Fieldsboro, New Jersey site and decommission select assets at its Elwood, Illinois (Millsdale) and Stalybridge, U.K. facilities during the first half of 2026. Each of these footprint initiatives impacted assets within the Surfactant segment. The Company is mostly consolidating impacted operations into its existing network, improving its asset utilization and reducing its fixed cost basis, while maintaining ongoing supply for its customers.

On July 28, 2026, the Company's Board of Directors approved a plan (as part of Project Catalyst) to reduce the Company’s global salaried workforce by around 100 roles, or seven percent of global salaried headcount. These role reductions were completed during the third quarter and the impacted roles were across all Company segments and its Corporate headquarters. The Company estimates that it will incur $4.0 million to $6.0 million of charges in connection with the workforce reduction, consisting primarily of employee severance, benefits and related costs. The Company expects substantially all of these workforce reduction charges to result in cash expenditures. The Company expects to recognize the majority of these charges prior to the end of 2026.

The Company recognized $5.6 million and $76.1 million of total pre-tax business restructuring expense related to these asset shutdowns and workforce reductions during the third quarter and the first nine months of 2026, respectively. These restructuring expenses are captured on a separate Business Restructuring line item on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026. The Company anticipates recognizing total restructuring expenses in the range of $77.0 million to $80.0 million for full year 2026.

See Note 16, Business Restructuring, of the notes to the Company's condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for more details about Project Catalyst.

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

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2026	2025	Change
Deferred Compensation (Operating expenses)	$—	$(0.8)	$0.8	(1)
Realized/Unrealized Gain (Loss) on Investments (Other, net)	(0.1)	0.9	(1.0)
Investment Income (Other, net)	—	0.1	(0.1)
Pretax Income Effect	$(0.1)	$0.2	$(0.3)

	Income (Expense)
	For the Nine Months Ended September 30,
(In millions)	2026	2025	Change
Deferred Compensation (Operating expenses)	$(2.0)	$(1.6)	$(0.4)	(1)
Realized/Unrealized Gain on Investments (Other, net)	1.0	2.0	(1.0)
Investment Income (Other, net)	0.2	0.3	(0.1)
Pretax Income Effect	$(0.8)	$0.7	$(1.5)

(1)
See the Segment Results-Corporate Expenses section of this MD&A for details regarding the period-over-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
(In millions)	2026	2025	Increase	Increase Due to Foreign Translation
Net Sales	$692.2	$590.3	$101.9	$8.5
Gross Profit	87.6	71.0	16.6	0.7
Operating Income	26.0	21.8	4.2	0.4
Pretax Income	19.8	16.5	3.3	0.4

	For the Nine Months Ended September 30,
(In millions)	2026	2025	Increase (Decrease)	Increase Due to Foreign Translation
Net Sales	$1,980.8	$1,778.2	$202.6	$51.0
Gross Profit	252.4	218.4	34.0	6.1
Operating Income	13.5	68.0	(54.5)	3.8
Pretax Income (Loss)	(2.1)	55.0	(57.1)	3.9

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 and 2025

Summary

Net income in the third quarter of 2026 was $17.8 million, or $0.78 per diluted share, versus $10.8 million, or $0.47 per diluted share, in the third quarter of 2025. Adjusted net income was $21.7 million, or $0.94 per diluted share, versus $10.9 million, or $0.48 per diluted share in the third quarter of 2025 (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income (loss) and reported earnings (loss) per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $57.5 million in the third quarter of 2026, up two percent, versus $56.1 million in the third quarter of 2025. Adjusted EBITDA was $66.3 million, up 18 percent, versus $56.2 million in the third quarter of 2025 (see the "Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported net income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2026 compared to the third quarter of 2025. A detailed discussion of segment operating performance for the third quarter of 2026, compared to the third quarter of 2025, follows the summary.

Consolidated net sales increased $101.9 million, or 17 percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $76.8 million. The increase in average selling prices was mostly attributable to the pass-through of higher raw material costs and pricing actions. Consolidated sales volume increased three percent and positively impacted the change in net sales by $16.6 million. Surfactant and Polymer sales volume increased three percent each and Specialty Products sales volume increased 20 percent, year-over-year. Organic sales volume (excluding the divestiture of assets in the Philippines and the exit of a product line in the U.K.) increased seven percent year-over-year. Foreign currency translation positively impacted the year-over-year change in net sales by $8.5 million, primarily due to a weaker U.S. dollar against the currencies in Latin American countries where the Company conducts its business.

Operating income in the third quarter of 2026 increased $4.2 million, or 19 percent, versus operating income in the third quarter of 2025. Surfactant, Polymer and Specialty Products operating income increased $11.7 million, $0.5 million and $0.6 million, respectively, year-over-year. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses increased $8.6 million, year-over-year. Business restructuring expenses were $5.6 million in the third quarter of 2026 versus no restructuring expenses recognized during the third quarter of 2025. Foreign currency translation had a $0.4 million positive impact on operating income year-over-year.

Operating expenses (excluding business restructuring) increased $6.8 million, or 14 percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses were up $2.4 million, or 21 percent, primarily due to higher incentive-based compensation expenses and the non-recurrence of USEPA penalty recoveries from third parties in 2025.
•
Administrative expenses were up $3.7 million, or 16 percent, primarily due to higher incentive-based compensation expenses and higher estimated remediation costs related to the Company's Maywood, NJ site.
•
Research, development and technical service (R&D) expenses increased $1.4 million, or 10 percent, primarily due to higher incentive-based compensation expenses.
•
Deferred compensation was less than $0.1 million of expense in the third quarter of 2026 versus $0.8 million of expense in the prior year quarter. The $0.7 million decrease in deferred compensation expense primarily reflects a smaller increase in the market value of mutual fund investment assets during the third quarter of 2026 versus the third quarter of 2025. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the third quarter of 2026 decreased $0.5 million, or seven percent, versus the third quarter of 2025.

Other, net was $0.2 million of income in the third quarter of 2026 versus $1.5 million of income in the third quarter of 2025. The Company recognized less than $0.1 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2026 compared to $1.1 million of investment gains in the third quarter of 2025. In addition, the Company reported $0.2 million of foreign exchange gains in both the third quarter of 2026 and 2025. The Company's net periodic pension income was less than $0.1 million of income in the third quarter of 2026 versus $0.3 million of income in the third quarter of 2025.

The Company’s effective tax rate was 10.2 percent in the third quarter of 2026 versus 34.4 percent in the third quarter of 2025. The decrease was primarily due to the forecasted geographical mix of income and provision-to-tax-return adjustments (R&D tax credits and executive compensation limits) quarter-over-quarter.

Segment Results

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2026	2025	Increase	Percent Change
Surfactants	$486,633	$422,358	$64,275	15
Polymers	178,650	143,928	34,722	24
Specialty Products	26,871	23,998	2,873	12
Total Net Sales	$692,154	$590,284	$101,870	17

(Dollars in thousands)	For the Three Months Ended September 30,
Operating Income	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$27,440	$15,718	$11,722	75
Polymers	14,569	14,104	465	3
Specialty Products	10,185	9,634	551	6
Segment Operating Income	$52,194	$39,456	$12,738	32
Corporate Expenses, Excluding Deferred Compensation Expense	$26,198	$16,821	$9,377	56
Deferred Compensation Expense	$37	$841	$(804)	-96
Total Operating Income	$25,959	$21,794	$4,165	19

Surfactants

Surfactant net sales for the third quarter of 2026 increased $64.3 million, or 15 percent, versus net sales for the third quarter of 2025. Higher average selling prices had a $44.0 million favorable impact on the change in net sales. The higher average selling prices were mainly attributable to the pass through of higher raw material costs and pricing actions. Sales volume increased three percent and had an $11.2 million favorable impact on the change in net sales. Organic sales volume (excluding the divestiture of assets in the Philippines and the exit of a product line in the U.K.) increased eight percent year-over-year. Foreign currency translation had a $9.1 million favorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$267,884	$233,333	$34,551	15
Europe	76,011	74,382	1,629	2
Latin America	137,222	98,444	38,778	39
Asia	5,516	16,199	(10,683)	-66
Total Surfactants Segment	$486,633	$422,358	$64,275	15

Net sales for North American operations increased $34.6 million, or 15 percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $26.3 million and were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased four percent and positively impacted the change in net sales by $8.4 million. The higher sales volume was primarily due to higher demand for products sold into the consumer products and oilfield end markets and to our Tier 2/3 customer base. Foreign currency translation had a $0.1 million unfavorable impact on the year-over-year change in net sales.

Net sales for European operations increased $1.6 million, or two percent, year-over-year. Higher average selling prices positively impacted the change in net sales by $7.3 million and were primarily driven by the pass-through of higher raw material costs and pricing actions. Sales volume decreased six percent and negatively impacted the change in net sales by $4.8 million. The lower sales volume was primarily due to lower demand for products sold into the crop productivity end markets. Foreign currency translation had a $0.9 million unfavorable impact on the year-over-year change in net sales. A stronger U.S. dollar relative to the European euro and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Latin American operations increased $38.8 million, or 39 percent, due to a 21% increase in sales volume, the favorable impact of foreign currency translation and higher average selling prices. These items positively impacted the change in net sales by $21.1 million, $10.1 million, and $7.6 million, respectively. The increase in sales volume was primarily due to higher demand for products sold into the consumer products and oilfield end markets and to our distribution partners. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. The higher average selling prices were primarily due to the pass-through of higher raw material costs and pricing actions.

Net sales for Asian operations decreased $10.7 million, or 66 percent, versus the prior year quarter. An 80 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $13.0 million. The lower sales volume was mainly due to the divestiture of assets in the Philippines during the fourth quarter of 2025. Higher average selling prices positively impacted the change in net sales by $2.2 million. Foreign currency translation had a $0.1 million favorable impact on the change in net sales year-over-year.

Surfactant operating income for the third quarter of 2026 increased $11.7 million, or 75 percent, versus operating income for the third quarter of 2025. Gross profit increased $14.7 million, or 37 percent, and operating expenses increased $2.9 million, or 12 percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$30,819	$19,560	$11,259	58
Europe	7,978	7,828	150	2
Latin America	14,117	10,705	3,412	32
Asia	1,680	1,818	(138)	-8
Surfactants Segment Gross Profit	$54,594	$39,911	$14,683	37
Operating Expenses	$27,154	$24,193	$2,961	12
Surfactants Segment Operating Income	$27,440	$15,718	$11,722	75

Gross profit for North American operations increased $11.3 million, or 58 percent, versus the prior year primarily due to higher average unit margins. The higher average unit margins favorably impacted the change in gross profit by $10.6 million and were primarily attributable to favorable pricing actions, tariff refunds and benefits from Project Catalyst actions. The four percent increase in sales volume positively impacted the year-over-year change in gross profit by $0.7 million.

Gross profit for European operations increased $0.2 million, or 2 percent, primarily due to higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $0.8 million. The six percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $0.5 million and $0.1 million, respectively.

Gross profit for Latin American operations increased $3.4 million, or 32 percent. The 21% increase in sales volume, the favorable impact of foreign currency translation and higher average unit margins positively impacted the year-over-year change in gross profit by $2.3 million, $0.8 million and $0.3 million, respectively.

Gross profit for Asia operations decreased $0.2 million, or eight percent, year-over-year primarily due to the double-digit decrease in sales volume resulting from the asset divestiture in the Philippines during the fourth quarter of 2025. The decline in sales volume negatively impacted the year-over-year change in gross profit by $1.5 million but was largely offset by higher average unit margins. The higher average unit margins positively impacted the change in gross profit by $1.3 million and primarily reflect lower overhead expenses, partially due to production timing differences, and more favorable product mix.

Operating expenses for the Surfactants segment increased $3.0 million, or 12 percent, in the third quarter of 2026 versus the third quarter of 2025. This increase was largely due to higher incentive-based compensation expenses and the non-recurrence of USEPA penalty recoveries from third parties in the third quarter of 2025. In addition, foreign currency translation had a $0.3 million unfavorable impact on the year-over-year change in operating expenses.

Polymers

Polymer net sales for the third quarter of 2026 increased $34.7 million, or 24 percent, versus net sales for the same period of 2025. Higher average selling prices and a three percent increase in sales volume positively impacted the year-over-year change in net sales by $31.3 million and $4.0 million, respectively. Foreign currency translation had a $0.6 million unfavorable impact on the year-over-year change in net sales. A comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended September 30,
Net Sales	2026	2025	Increase	Percent Change
North America	$105,699	$78,795	$26,904	34
Europe	59,635	53,830	5,805	11
Asia and Other	13,316	11,303	2,013	18
Total Polymers Segment	$178,650	$143,928	$34,722	24

Net sales for North American operations increased $26.9 million, or 34 percent, year-over-year. Sales volume increased 18 percent and positively impacted the year-over-year change in net sales by $14.1 million. Sales volume of polyols used in rigid foam applications and within the commodity phthalic anhydride business increased 23 percent and 15 percent, respectively, year-over-year. Within rigid applications, spray foam sales volume increased by double digits. Higher average selling prices positively impacted the change in net sales by $12.8 million. The higher average selling prices were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions.

Net sales for European operations increased $5.8 million, or 11 percent, year-over-year. Higher average selling prices positively impacted the year-over-year change in net sales by $14.3 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs. A 13 percent decrease in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $7.2 million and $1.3 million, respectively. The lower sales volume reflects lower construction demand largely related to the macroeconomic environment and the ongoing economic uncertainties. A stronger U.S. dollar relative to the Polish zloty and British pound sterling led to the unfavorable foreign currency translation effect.

Net sales for Asia and Other operations increased $2.0 million, or 18 percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $2.5 million and $0.7 million, respectively. An 11 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $1.2 million.

Polymer operating income in the third quarter of 2026 increased $0.5 million, or three percent, versus operating income in the third quarter of 2025. Gross profit increased $1.4 million, or seven percent, and operating expenses increased $0.9 million, or 14 percent, year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended September 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$16,262	$12,261	$4,001	33
Europe	4,676	6,721	(2,045)	-30
Asia and Other	1,366	1,921	(555)	-29
Polymers Segment Gross Profit	$22,304	$20,903	$1,401	7
Operating Expenses	$7,735	$6,799	$936	14
Polymers Segment Operating Income	$14,569	$14,104	$465	3

Gross profit for North American operations increased $4.0 million year-over-year. The 18% increase in sales volume and higher average unit margins positively impacted the change in gross profit by $2.2 million and $1.8 million, respectively.

Gross profit for European operations decreased $2.0 million, or 30 percent, versus the third quarter of 2025. This decrease was primarily due to lower average unit margins and the 13 percent decrease in sales volume. These two factors negatively impacted the change in gross profit by $1.1 million and $0.9 million, respectively. The lower unit margins were primarily due to higher expenses associated with regulatory-mandated maintenance turnaround costs, that typically occur every five years, at the Company's site in Germany and higher storage costs related to inventory builds in advance of the plant shutdown.

Gross profit for Asia and Other operations decreased $0.6 million, or 29 percent, primarily due to lower average unit margins and the 11 percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $0.4 million and $0.2 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymer segment increased $0.9 million, or 14 percent, in the third quarter of 2026 versus the third quarter of 2025 primarily due to higher incentive-based compensation expenses.

Specialty Products

Specialty Products net sales for the third quarter of 2026 increased $2.9 million, or 12 percent, versus net sales for the third quarter of 2025. Gross profit and operating income both increased $0.6 million, respectively, year-over-year. The year-over-year increases in gross profit and operating income were primarily due to higher sales volume within the medium chain triglycerides (MCT) product line that was partially offset by less favorable product mix.

Corporate Expenses

Corporate expenses, which include business restructuring, deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $8.6 million year-over-year. Corporate expenses were $26.2 million in the third quarter of 2026 versus $17.7 million in the third quarter of 2025. This increase was primarily due to a $5.6 million restructuring charge recognized in the third quarter of 2026, higher estimated remediation costs related to the Company's Maywood, NJ site and higher year-over-year incentive-based compensation expenses. See Note 16, Business Restructuring, of the notes to the Company's condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for more details regarding the restructuring charge.

Deferred compensation expense decreased $0.8 million year-over-year. This decrease was primarily due to a smaller increase in the market value of mutual fund investment assets during the third quarter of 2026 versus the third quarter of 2025. Partially offsetting the above, the market price of the Company's common stock increased $6.67 per share in the third quarter of 2026 versus a $6.88 per share decrease in the third quarter of 2025.

The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense for the three months ended September 30, 2026 and 2025:

	2026		2025
	September 30	June 30	September 30	June 30
Company Common Stock Price	$62.38	$55.72	$47.70	$54.58

Nine Months Ended September 30, 2026 and 2025

Summary

The Company incurred a $0.7 million net loss in the first nine months of 2026, or a loss of $0.03 per diluted share, versus net income of $41.9 million, or $1.83 income per diluted share, in the first nine months of 2025. The current year loss resulted from $56.6 million of after-tax restructuring charges recognized in 2026. Adjusted net income was $59.1 million, or $2.58 per diluted share, versus $42.2 million, or $1.84 per diluted share in the first nine months of 2025 (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income (loss) and reported earnings (loss) per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $110.1 million in the first nine months of 2026, down 33 percent, from $164.7 million in the first nine months of 2025. Adjusted EBITDA was $190.3 million, up 15 percent, from $165.1 million in the first nine months of 2025 (see the "Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA" section of this MD&A for a reconciliation between reported net income and non-GAAP EBITDA and Adjusted EBITDA). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the first nine months of 2026 compared to the first nine months of 2025. A detailed discussion of segment operating performance for the first nine months of 2026, compared to the first nine months of 2025, follows the summary.

Consolidated net sales increased $202.6 million, or 11 percent, year-over-year. Higher average selling prices favorably impacted the year-over-year change in net sales by $133.3 million. The increase in average selling prices was mainly attributable to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Foreign currency translation positively impacted the year-over-year change in net sales by $51.0 million, primarily due to a weaker U.S. dollar against the currencies in Latin American countries where the Company conducts its business. Consolidated sales volume increased one percent and positively impacted the change in net sales by $18.3 million. Organic sales volume (excluding the divestiture of assets in the Philippines and the exit of a product line in the U.K.) was up four percent year-over-year.

Operating income for the first nine months of 2026 was $13.5 million versus $68.0 million of operating income in the first nine months of 2025. Surfactant and Polymer operating income increased $22.3 million and $6.6 million, respectively, year-over-year. Specialty Products operating income decreased $0.5 million between years. Corporate expenses, including business restructuring, environmental remediation and deferred compensation expenses increased $82.9 million, year-over-year. Business restructuring expenses were $76.1 million in the first nine months of 2026 versus no restructuring expenses recognized in the first nine months of 2025. Foreign currency translation had a $3.8 million favorable impact on operating income year-over-year.

Operating expenses (excluding business restructuring) increased $12.4 million or eight percent, year-over-year. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•
Selling expenses increased $2.7 million, or seven percent, year-over-year primarily due to higher incentive-based compensation expenses in 2026.
•
Administrative expenses increased $5.0 million, or eight percent, year-over-year primarily due to higher incentive-based compensation expenses and higher estimated remediation costs related to the Company's Maywood, NJ site.
•
Research, development and technical service (R&D) expenses increased $4.3 million, or 10 percent, primarily due to higher incentive-based compensation expenses.
•
Deferred compensation was $2.0 million of expense in the first nine months of 2026 versus $1.6 million of expense in the first nine months of 2025. The $0.4 million year-over-year increase in deferred compensation expense reflects a $15.02 per share increase in the market price of the Company's common stock during the first nine months of 2026 versus a $17.00 per share decrease in the market price during the first nine months of 2025. A smaller increase in the market value of mutual fund investment assets during the first nine months of 2026 versus the first nine months of 2025 partially offset the above. See the Overview and Segment Results-Corporate Expenses section of this MD&A for further details.

Net interest expense for the first nine months of 2026 increased $0.6 million, or four percent, versus the first nine months of 2025. This increase was primarily attributable to lower U.S. capitalized interest income recognized in 2026 as the Company's new specialty alkoxylation facility in Pasadena, Texas started up in April 2025, partially offset by a combination of lower interest expense and higher interest income in 2026.

Other, net was $1.4 million of income in the first nine months of 2026 versus $3.3 million of income in the first nine months of 2025. The Company recognized $1.3 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2026 compared to $2.4 million of investment gains in the first nine months of 2025. In addition, the Company reported less than $0.1 million of foreign exchange gains in the first nine months of 2026 versus $0.2 million of foreign exchange gains in the first nine months of 2025. The Company's net periodic pension income was $0.1 million in the first nine months of 2026 versus $0.8 million in the first nine months of 2025.

The Company’s effective tax rate was 67.7 percent in the first nine months of 2026 versus 23.8 percent in the first nine months of 2025. The increase was primarily attributable to the geographical mix of income, discrete items and permanent differences. The discrete and permanent items were not significantly different from the prior year but had a pronounced impact on the effective tax rate due to the small global pre-tax loss in 2026.

Segment Results

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2026	2025	Increase	Percent Change
Surfactants	$1,424,222	$1,264,151	$160,071	13
Polymers	486,686	452,795	33,891	7
Specialty Products	69,864	61,282	8,582	14
Total Net Sales	1,980,772	1,778,228	202,544	11

(In thousands)	For the Nine Months Ended September 30,
Operating Income	2026	2025	Increase (Decrease)	Percent Change
Surfactants	$80,350	$58,015	$22,335	38
Polymers	45,860	39,281	6,579	17
Specialty Products	19,907	20,400	(493)	-2
Segment Operating Income	$146,117	$117,696	$28,421	24
Corporate Expenses, Excluding Deferred Compensation Expense	$130,569	$48,043	$82,526	172
Deferred Compensation Expense	$2,001	$1,606	$395	25
Total Operating Income	$13,547	$68,047	$(54,500)	-80

Surfactants

Surfactant net sales for the first nine months of 2026 increased $160.1 million, or 13 percent, versus net sales for the first nine months of 2025. Higher average selling prices favorably impacted the change in net sales by $101.1 million. The higher average selling prices were mainly attributable to the pass through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased one percent and positively impacted the year-over-year change in net sales by $14.1 million. Organic sales volume (excluding the divestiture of assets in the Philippines and the exit of a product line in the U.K.) increased six percent year-over-year. Foreign currency translation positively impacted the year-over-year change in net sales by $44.9 million. A comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$800,694	$719,432	$81,262	11
Europe	252,137	230,585	21,552	9
Latin America	357,340	271,735	85,605	32
Asia	14,051	42,399	(28,348)	-67
Total Surfactants Segment	$1,424,222	$1,264,151	$160,071	13

Net sales for North American operations increased $81.2 million, or 11 percent, year-over-year. Higher average selling prices had a $62.7 million favorable impact on the change in net sales and were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions. Sales volume increased three percent and positively impacted the change in net sales by $18.3 million. The higher sales volume was primarily due to higher demand for products sold into the industrial cleaning, crop productivity, personal care and oilfield end markets and to our Tier 2/3 customer base. Foreign currency translation favorably impacted the change in net sales by $0.2 million.

Net sales for European operations increased $21.6 million, or nine percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the change in net sales by $12.7 million and $9.2 million, respectively. The higher average selling prices were primarily due to the pass-through of higher raw material costs and pricing actions. A weaker U.S. dollar relative to the European euro and British pound sterling led to the favorable foreign currency translation effect. Sales volume declined less than one percent year-over-year and negatively impacted the change in net sales by $0.3 million.

Net sales for Latin American operations increased $85.6 million, or 32 percent, due to a 13 percent increase in sales volume, the favorable impact of foreign currency translation and higher average selling prices. These items positively impacted the change in net sales by $35.9 million, $35.3 million and $14.4 million, respectively. The increase in sales volume was primarily due to higher demand for products sold into the commodity laundry and cleaning, industrial cleaning and crop productivity end markets and to our distribution partners. A weaker U.S. dollar relative to all currencies within the region led to the favorable foreign currency translation effect. The higher average selling prices were primarily due to the pass-through of higher raw material costs, more favorable product mix and pricing actions.

Net sales for Asian operations decreased $28.3 million, or 67 percent, year-over-year. An 80 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $34.1 million. The lower sales volume was mainly due to the divestiture of assets in the Philippines during the fourth quarter of 2025. Higher average selling prices positively impacted the change in net sales by $5.6 million. Foreign currency translation positively impacted the year-over-year change in net sales by $0.1 million.

Surfactant operating income for the first nine months of 2026 increased $22.3 million, or 38 percent, versus operating income for the first nine months of 2025. Gross profit increased $27.5 million, or 20 percent, and operating expenses increased $5.2 million, or seven percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$85,006	$65,222	$19,784	30
Europe	29,386	26,672	2,714	10
Latin America	44,083	33,339	10,744	32
Asia	3,396	9,145	(5,749)	-63
Surfactants Segment Gross Profit	$161,871	$134,378	$27,493	20
Operating Expenses	$81,521	$76,363	$5,158	7
Surfactants Segment Operating Income	$80,350	$58,015	$22,335	38

Gross profit for North American operations increased $19.8 million, or 30 percent, versus the prior year primarily due to higher average unit margins. The higher average unit margins positively impacted the year-over-year change in gross profit by $18.1 million and were primarily attributable to more favorable product mix, pricing actions, tariff refunds, the initial benefits from Project Catalyst actions and the non-recurrence of an environmental reserve adjustment recognized in the second quarter of 2025. A three percent increase in sales volume positively impacted the year-over-year change in gross profit by $1.7 million.

Gross profit for European operations increased $2.7 million, or 10 percent, primarily due to higher average units margins and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in gross profit by $1.5 million and $1.2 million, respectively. The change in sales volume had a negligible impact on gross profit year-over-year.

Gross profit for Latin American operations increased $10.7 million, or 32 percent, due to a 13 percent increase in sales volume, the favorable impact of foreign currency translation and higher average unit margins. These items positively impacted the year-over-year change in gross profit by $4.4 million, $4.1 million and $2.2 million, respectively. The higher average unit margins were primarily due to a more favorable product mix and pricing actions.

Gross profit for Asia operations decreased $5.7 million, year-over-year, primarily due to the double-digit decrease in sales volume resulting from the asset divestiture in the Philippines during the fourth quarter of 2025. The decline in sales volume negatively impacted the year-over-year change in gross profit by $7.3 million. Higher average unit margins positively impacted the change in gross profit by $1.6 million.

Operating expenses for the Surfactants segment increased $5.2 million, or seven percent, in the first nine months of 2026 versus the first nine months of 2025. This increase primarily reflects higher incentive-based compensation expenses incurred in 2026. In addition, foreign currency translation had a $1.9 million unfavorable impact on the change in operating expenses year-over-year.

Polymers

Polymers net sales for the first nine months of 2026 increased $33.9 million, or seven percent, versus net sales for the same period of 2025. Higher average selling prices positively impacted the year-over-year change in net sales by $26.6 million. Sales volume increased slightly and positively impacted the change in net sales by $1.6 million. Foreign currency translation positively impacted the change in net sales by $5.7 million. A comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended September 30,
Net Sales	2026	2025	Increase (Decrease)	Percent Change
North America	$276,746	$239,839	$36,907	15
Europe	174,476	178,268	(3,792)	-2
Asia and Other	35,464	34,688	776	2
Total Polymers Segment	$486,686	$452,795	$33,891	7

Net sales for North American operations increased $36.9 million, or 15 percent, year-over-year. Sales volume increased 13 percent and positively impacted the year-over-year change in net sales by $30.8 million. Sales volume of polyols used in rigid foam applications and commodity phthalic anhydride increased 17 percent and 12 percent, respectively, year-over-year. Within rigid applications, spray foam sales volume increased triple digits. Sales volume of specialty polyols decreased four percent. Higher average selling prices positively impacted the year-over-year change in net sales by $6.1 million.

Net sales for European operations decreased $3.8 million, or two percent, year-over-year. A 12 percent decrease in sales volume negatively impacted the year-over-year change in net sales by $21.1 million. The lower sales volume reflects lower construction demand related to the macroeconomic environment and ongoing economic uncertainties. Higher average selling prices and favorable foreign currency translation positively impacted the change in net sales by $13.6 million and $3.7 million, respectively. The higher average selling prices were mainly attributable to the pass through of higher raw material costs. A weaker U.S. dollar relative to the Polish zloty and British pound sterling led to the favorable foreign currency translation effect.

Net sales for Asia and Other operations increased $0.8 million, or two percent, primarily due to higher average selling prices and the favorable impact of foreign currency translation. These items positively impacted the year-over-year change in net sales by $2.2 million and $1.9 million, respectively. Sales volume decreased 10 percent and negatively impacted the year-over-year change in net sales by $3.3 million.

Polymer operating income in the first nine months of 2026 increased $6.6 million, or 17 percent, versus operating income in the first nine months of 2025. Gross profit increased $8.3 million, or 14 percent, and operating expenses increased $1.7 million, or eight percent, year-over-year. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended September 30,
Gross Profit and Operating Income	2026	2025	Increase (Decrease)	Percent Change
North America	$45,193	$30,696	$14,497	47
Europe	18,376	23,476	(5,100)	-22
Asia and Other	5,498	6,578	(1,080)	-16
Polymers Segment Gross Profit	$69,067	$60,750	$8,317	14
Operating Expenses	$23,207	$21,469	$1,738	8
Polymers Segment Operating Income	$45,860	$39,281	$6,579	17

Gross profit for North American operations increased $14.5 million, or 47 percent, year-over-year. This increase was primarily due to higher average unit margins and the 13 percent increase in sales volume. These items positively impacted the year-over-year change in gross profit by $10.6 million and $3.9 million, respectively. The higher average unit margins primarily reflect the non-recurrence of high cost inventory carryover incurred in the prior year and more favorable product mix.

Gross profit for European operations decreased $5.1 million, or 22 percent, versus the first nine months of 2025. This decrease was primarily due to lower average unit margins and the 12 percent decrease in sales volume. These items negatively impacted the year-over-year change in gross profit by $2.8 million each. The lower unit margins were primarily due to higher expenses associated with regulatory-mandated maintenance turnaround costs, that typically occur every five years, at the Company's site in Germany and higher storage costs related to inventory builds in advance of the plant shutdown. Foreign currency translation positively impacted the change in gross profit by $0.5 million.

Gross profit for Asia and Other operations decreased $1.1 million, or 16 percent, year-over-year. This decrease was primarily due to lower average unit margins and the 10 percent decrease in sales volume. These items negatively impacted the change in gross profit by $0.8 million and $0.6 million, respectively. Foreign currency translation positively impacted the change in gross profit by $0.3 million.

Operating expenses for the Polymer segment increased $1.7 million, or eight percent, year-over-year. Most of this increase reflects higher incentive-based compensation expenses in 2026.

Specialty Products

Specialty Products net sales for the first nine months of 2026 increased $8.6 million, or 14 percent, versus net sales for the first nine months of 2025. The increase was primarily due to a 17 percent increase in sales volume. Gross profit and operating income decreased by $0.4 and $0.5 million, respectively. The year-over-year decrease in both gross profit and operating income was primarily due to less favorable product mix within the MCT product line that was partially offset by higher MCT volume and higher earnings in the food and flavor business.

Corporate Expenses

Corporate expenses, which include business restructuring, deferred compensation, and other operating expenses that are not allocated to the reportable segments, increased $82.9 million, year-over-year. Corporate expenses were $132.6 million in the first nine months of 2026 versus $49.6 million in the first nine months of 2025. The increase was primarily due to a $76.1 million restructuring charge recognized in the first nine months of 2026, higher estimated remediation costs at the Company's Maywood, NJ site and higher year-over-year incentive-based compensation expenses. See Note 16, Business Restructuring, of the notes to the Company's condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for more details regarding the restructuring charge.

Deferred compensation expense was $2.0 million in the first nine months of 2026 versus $1.6 during the first nine months of 2025. This $0.4 million increase was primarily due to a $15.02 per share increase in the market price of the Company's common stock during the first nine months of 2026 versus a $17.00 per share decrease in the market price during the first nine months of 2025. A smaller increase in the market value of mutual fund investment assets during the first nine months of 2026 versus the first nine months of 2025 partially offset the above.

The following table presents the period-end Company common stock market prices used in the computation of deferred compensation income/expense for the nine months ended September 30, 2026 and 2025:

	2026	2025		2024
	September 30	December 31	September 30	December 31
Company Common Stock Price	$62.38	$47.36	$47.70	$64.70

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2026, operating activities were a cash source of $54.6 million versus a cash source of $87.9 million for the comparable period in 2025. For the first nine months of 2026, investing cash outflows totaled $67.5 million versus cash outflows of $81.0 million in the prior year period. Financing activities were a cash outflow of $22.8 million versus a cash source of $2.3 million in the prior year period.

Cash and cash equivalents decreased $34.6 million compared to December 31, 2025, inclusive of a $1.0 million favorable foreign exchange rate impact. On September 30, 2026, the Company's cash and cash equivalents totaled $98.1 million. Cash in U.S. and non-U.S. money market funds, which were rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch, totaled $9.1 million and cash in U.S. demand deposit accounts totaled $3.8 million. The Company’s non-U.S. subsidiaries held $85.2 million of cash and cash equivalents as of September 30, 2026.

Operating Activities

Net income during the first nine months of 2026 decreased $42.6 million versus the comparable period in 2025. Working capital was a cash use of $99.0 million during the first nine months of 2026 versus a cash use of $51.0 million in the comparable period in 2025.

Accounts receivable were a cash use of $118.0 million during the first nine months of 2026 compared to a cash use of $25.3 million for the comparable period in 2025. Inventories were a cash use of $41.0 million in 2026 versus a cash use of $24.8 million in 2025. Accounts payable and accrued liabilities were a cash source of $62.9 million in 2026 compared to a cash source of $6.5 million for the same period in 2025.

Working capital requirements were higher in the first nine months of 2026 compared to 2025 primarily due to the changes noted above. The change in accounts receivable working capital primarily reflects higher sales volume and higher selling prices. The change in inventories is primarily related to higher costs and inventory builds in advance of a mandated plant inspection in Germany and a plant maintenance turnaround in the U.S. The change in accounts payable and accrued liabilities primarily reflects higher trade payables due to escalating raw material costs. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2026.

Investing Activities

Cash used for investing activities decreased $13.5 million year-over-year primarily due to lower capital expenditures in the first nine months of 2026 versus the same period of 2025.

For 2026, the Company estimates that total capital expenditures will be in the range of $100.0 million to $105.0 million.

Financing Activities

Cash flow from financing activities was a use of $22.8 million in 2026 versus a source of $2.3 million in 2025. The year-over-year change was primarily due to the non-recurrence of $75.0 million of senior unsecured notes issued in the prior year partially offset by higher borrowings from the Company's revolving credit facility during the first nine months of 2026.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its compensation plans. The Company may, from time to time, seek to purchase additional amounts of its outstanding equity and/or retire debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company did not purchase any shares of its common stock on the open market during the nine months ended September 30, 2026. At September 30, 2026, the Company had $125.1 million remaining under the share repurchase program authorized by its Board of Directors.

Debt and Credit Facilities

Consolidated balance sheet debt increased $7.4 million, from $626.7 million on December 31, 2025 to $634.1 million on September 30, 2026, primarily due to higher domestic borrowings from the Company's revolving credit facility. Net debt (which is defined as total debt minus cash – see the “Reconciliations of Non-GAAP Net Debt” section of this MD&A) was $536.0 million at September 30, 2026 versus $494.0 million at December 31, 2025.

On September 25, 2026, the Company entered into a new credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for credit facilities in an initial aggregate principal amount of $500.0 million, consisting of (a) a $350.0 million multi-currency revolving credit facility and (b) a $150.0 million delayed-draw term loan credit facility, each of which matures on September 25, 2031. The Credit Agreement replaced the Company's prior $450.0 million credit agreement entered into on June 24, 2022, consisting of a $350.0 million multi-currency revolving credit facility and a $100.0 million delayed-draw term loan facility. The Credit Agreement provides for an expansion option that will allow the Company, subject to certain requirements, to request an increase to the revolving credit facility or to enter into one or more trances of incremental term loans in an aggregate amount of up to an additional $250.0 million.

As of September 30, 2026, the ratio of net debt to net debt plus shareholders’ equity was 31.0 percent versus 28.0 percent at December 31, 2025 (see the “Reconciliations of Non-GAAP Net Debt” section in this MD&A for further details). On September 30, 2026, the Company’s debt included $279.1 million of unsecured notes, with maturities ranging from 2026 through 2033, that were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the “Note Purchase Agreements”), a $125.0 million delayed-draw term loan borrowed pursuant to the Credit Agreement, $230.0 million of short term loans borrowed under the Company's revolving credit facility and no foreign credit line borrowings. As of September 30, 2026, the Company had outstanding letters of credit of $13.1 million, inclusive of $4.4 million under the Company's revolving credit facility. The proceeds from the note issuances have been the Company's primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

The Company's credit agreement with Credit Industriel et Commercial NY (the CIC Credit Agreement) provides for a credit facility in an aggregate principal amount of $8.7 million. The facility is for the sole purpose of the issuance of standby letters of credit. As of September 30, 2026, the Company had an outstanding letter of credit of $8.7 million under the CIC Credit Agreement. The Company also maintains import and export letters of credit, and standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the Credit Agreement. These outstanding letters of credit totaled $4.4 million at September 30, 2026.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At September 30, 2026, the Company’s foreign subsidiaries had no outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These debt covenants also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

1.

The Company is required to maintain a minimum interest coverage ratio, as defined within the Company's existing material debt agreements, of 3.50 to 1.00, for the preceding four calendar quarters, with a potential reduction to 3.00 to 1.00 upon satisfaction of certain conditions.

2.	The Company is required to maintain an existing maximum net leverage ratio, as defined within the Company's existing material debt agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $750.0 million.

4.

The Company is permitted to pay dividends and purchase treasury shares after September 25, 2026, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning July 1, 2026. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 14, Debt, of the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q).

The Company believes it was in compliance with the covenants under its material debt agreements as of September 30, 2026.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2026 and 2025, the Company’s expenditures for capital projects related to environmental matters were $2.5 million and $7.2 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $33.6 million and $32.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, the Company is from time to time involved in routine legal proceedings incidental to the conduct of its business, including personal injury, property damage, tax, trade and labor matters. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these claims. It is the Company’s accounting policy to record liabilities when environmental assessments, remediation expenses or legal proceeding losses are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of environmental remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation. Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.8 million to $48.7 million at September 30, 2026 and $19.3 million to $46.0 million at December 31, 2025. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. The Company's environmental and legal accruals totaled $21.8 million at September 30, 2026 and $19.3 million at December 31, 2025. In the third quarter of 2026, the Company accrued an additional $2.7 million for remediation expenses at the Company's Maywood, New Jersey site due to a change in cost estimates and scope of ongoing remediation activities. Although the Company believes that its estimated range of possible environmental losses and legal losses and its reserves are adequate for contingencies, it is possible, due to uncertainties including those noted above, that additional reserves could be required in the future. Cash expenditures related to environmental remediation and certain other legal matters approximated $2.3 million for the nine months ended September 30, 2026, compared to $4.0 million for the same period in 2025.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based on the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Part I, Item 3, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company. See also Note 8, Contingencies, in the notes to the Company’s condensed consolidated financial statements (included in Item 1 of this Form 10-Q) for a summary of the significant environmental proceedings related to certain sites.

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

	Three Months Ended
(In millions, except per share amounts)	September 30, 2026		September 30, 2025
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$17.8	$0.78	$10.8	$0.47

Deferred Compensation (Income) Expense (including related investment activity)	0.1	—	(0.2)	—
Environmental Remediation Expense	3.1	0.14	0.3	0.01
Business Restructuring	5.6	0.24	—	—
Total Pre-tax Adjustments	$8.8	$0.38	$0.1	$0.01
Cumulative Tax Effect on Above Adjustment Items	(4.9)	(0.22)	—	—
Adjusted Net Income	$21.7	$0.94	$10.9	$0.48

	Nine Months Ended
(In millions, except per share amounts)	September 30, 2026		September 30, 2025
	Net Income (Loss)	Diluted EPS	Net Income	Diluted EPS
Net Income (Loss) Attributable to the Company as Reported	$(0.7)	$(0.03)	$41.9	$1.83

Deferred Compensation (Income) Expense (including related investment activity)	0.8	0.03	(0.7)	(0.03)
Environmental Remediation Expense	3.4	0.15	1.1	0.05
Business Restructuring	76.1	3.33	—	—
Total Pre-tax Adjustments	$80.3	$3.51	$0.4	$0.02
Cumulative Tax Effect on Above Adjustment Items	(20.5)	(0.90)	(0.1)	(0.01)
Adjusted Net Income	$59.1	$2.58	$42.2	$1.84

Reconciliations of Non-GAAP EBITDA and Adjusted EBITDA

Management uses the non-GAAP EBITDA and adjusted EBITDA metric to evaluate the Company's operating performance. Management excludes the items listed in the table below because they are non-operational items.

	For the Three Months Ended September 30,
($ in millions)	2026	2025
Net Income (Loss)	$17.8	$10.8
Provision for Income Taxes	2.0	5.7
Interest, Net	6.3	6.8
Depreciation and Amortization	31.3	32.8
EBITDA	$57.5	$56.1
Deferred Compensation	0.1	(0.2)
Environmental Remediation	3.1	0.3
Business Restructuring	5.6	—
Adjusted EBITDA	$66.3	$56.2

	For the Nine Months Ended September 30,
($ in millions)	2026	2025
Net Income (Loss)	$(0.7)	$41.9
Provision for Income Taxes	(1.4)	13.1
Interest, Net	17.0	16.4
Depreciation and Amortization	95.2	93.3
EBITDA	$110.1	$164.7
Deferred Compensation	0.8	(0.7)
Environmental Remediation	3.4	1.1
Business Restructuring	76.1	—
Adjusted EBITDA	$190.3	$165.1

Reconciliations of Non-GAAP Net Debt

Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level.

(In millions)	September 30, 2026	December 31, 2025
Current Maturities of Long-Term Debt as Reported	$292.4	$285.7
Long-Term Debt as Reported	341.7	341.0
Total Debt as Reported	634.1	626.7
Less Cash and Cash Equivalents as Reported	(98.1)	(132.7)
Net Debt	$536.0	$494.0
Equity	$1,218.8	$1,244.0
Net Debt plus Equity	$1,754.8	$1,738.0
Net Debt/Net Debt plus Equity	31%	28%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2025 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developments in the Company's legal proceedings are described below:

On March 19, 2025, the Company received a pre-filing notice from USEPA for violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with certain of the Company’s biocide products sold by a licensed distributor. USEPA assessed a civil penalty of $1.1 million, which the Company paid on July 2, 2025. As of September 30, 2026, the Company recovered the entire amount of the USEPA penalty from third parties.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the three months ended September 30, 2026:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	26	(2)	$58.76	—	$125,050,905
August 1, 2026 - August 31, 2026	759	(3)	$63.47	—	$125,050,905
September 1, 2026 - September 30, 2026	135	(4)	$55.32	—	$125,050,905

Total	920		$62.14	—	$125,050,905

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
(3)
Includes 13 and 746 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights and the distribution of restricted stock units, respectively.
(4)
Includes 3 and 132 shares of the Company's common stock surrendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights and the distribution of restricted stock units, respectively

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.		Description
10.1	–

Credit Agreement, dated as of September 25, 2026, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead managers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on September 25, 2026 and incorporated herein by reference)

31.1*	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2*	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32**	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* filed herewith ** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: November 4, 2026

/s/ Ruben D. Velasquez
Ruben D. Velasquez
Senior Vice President and Chief Financial Officer